Form 10-K
period 2018-12-31
POSITIVE PHYSICIANS HOLDINGS,INC.
filed 2019-04-24
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38814

POSITIVE PHYSICIANS HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Pennsylvania	83-0824448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Berwyn Park, Suite 220 850 Cassatt Road, Berwyn, PA	19312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 335 -5335

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange
Common Stock, no par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was $0.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2019 was 3,615,500.

i

PART I

Forward-Looking Statements

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal”, “plan,” “may,” “seek,” “could,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements include:

•	statements of goals, intentions and expectations;

•	statements regarding prospects and business strategy; and

•	estimates of future costs, benefits and results.

The forward-looking statements are subject to numerous assumptions, risks and uncertainties that could affect the actual outcome of future events. All of these factors are difficult to predict and many are beyond our control. These important factors include those listed below:

•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;

•	future economic conditions in the markets in which we compete that are less favorable than expected;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;

•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•

financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;

•

heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;

•	changes in the coverage terms required by state laws, including higher limits;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;

•

the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results; and

•

adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, including tax or accounting matters, limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the report. The Company expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Company’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Item 1. BUSINESS.

Positive Physicians Holdings, Inc. (the “Company”) is a newly formed Pennsylvania business corporation incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians Insurance Program Exchange (“PIPE”). In connection with the completion of the Company’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies and merged together to form Positive Physicians Insurance Company, which is a wholly-owned subsidiary of the Company (“Positive Insurance Company”). The Company’s initial public offering and its acquisition of Positive Insurance Company were completed on March 27, 2019. Prior to that time, the Company had minimal assets and liabilities and had not engaged in any operations. References to Positive Insurance Company financial information in this Annual Report is to the financial information of PPIX, PCA, and PIPE on a combined basis. When used in this Annual Report, “we” and “our” mean PPIX, PCA, and PIPE prior to March 27, 2019, and Positive Insurance Company thereafter.

Positive Insurance Company.

Positive Insurance Company writes claims-made, claims-made plus, tail, and occurrence-based medical malpractice insurance for healthcare providers practicing in Delaware, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, and South Carolina. Diversus Management, Inc. (“Diversus Management”) manages and administers essentially all of the operations of Positive Insurance Company under the terms of a management agreement. Pursuant to the terms of the agreement, Diversus Management provides such administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premiums, less return premiums. Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums. Positive Insurance Company remains responsible for all underwriting decisions and the payment of all claims and claims related expenses incurred under policies issued by Positive Insurance Company and for all sales commissions paid to producers.

At December 31, 2018, PPIX, PCA, and PIPE had combined total assets of $124.0 million and a surplus of $37.0 million. For the year ended December 31, 2018, PPIX, PCA, and PIPE had combined total revenues of $24.6 million and a net loss of $5.4 million.

The executive offices of the Company are located at 100 Berwyn Park, 850 Cassatt Road, Suite 220, Berwyn, PA 19312, and its telephone number is 888-335-5335. The Company’s web site address is www.positivephysicians.com. Information contained on such website is not incorporated by reference into this Annual Report on Form 10-K, and such information should not be considered to be part of this Annual Report on Form 10-K.

Products and Services

Positive Insurance Company underwrites medical professional liability coverage for physicians, their corporations, medical groups, clinics and allied healthcare providers. Medical professional liability insurance protects physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer claims-made coverage, claims-made plus, and occurrence-based policies in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina and Michigan. Our policies include coverage for the cost of defending claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. We offer extended reporting endorsements, or tails, to cover claims reported after the policy expires. A claims-made plus policy is a modified claims-made policy combined with an extended reporting endorsement that covers a malpractice claim regardless of when the claim is reported to the insurance carrier as long as the incident occurred within the policy period. Occurrence-based policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups.

We offer a single policy form for physicians who are sole practitioners and for those who practice as part of a medical group or clinic. The medical professional insurance for sole practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Our medical professional liability insurance (“MPLI”) products are currently sold through approximately 81 retail producers in our territories of Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan. All of these producers represent multiple insurance companies and are established businesses in the communities in which they operate. While we view our insureds as our primary customer, we view our independent insurance producers as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be good.

We review our producers annually with respect to both premium volume and profitability. Our producers will be monitored and supported primarily by our marketing employees, who have the principal responsibility for recruiting and training new producers. We hold annual seminars for producers and conduct training programs that provide both technical training about our products and sales training about how to effectively market our products.

Producers are compensated through a fixed base commission. Agents receive commission as a percentage of premiums (generally 10% to 12%) as their primary compensation from us. No profit sharing commissions are paid to agents based upon the profitability of the business they produce.

Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service and claims processing, resulting in a positive experience for producers and policyholders. We believe that these positive experiences result in higher policyholder retention and new business opportunities when communicated by producers and policyholders to potential customers. While we rely on our independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with us for a number of years.

Underwriting, Risk Assessment and Pricing

Although we are willing to consider physicians in most specialties and classifications for insurance coverage, we recognize that certain specialties present a higher exposure to frequency or severity of claims. Although the number of medical malpractice claims filed in Pennsylvania has decreased significantly since 2008, the severity of the claims brought has not decreased. Accordingly, we rely heavily on individual risk characteristics in determining which medical professionals to whom we will offer coverage.

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection and pricing discipline. Through the management and underwriting staff of Diversus Management, we regularly establish rates and rating classifications for our physician and medical group insureds based on losses and loss adjustment expense experience that we have developed over the years and the losses and loss adjustment expenses experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors.

The nature of our business requires that we remain sensitive to the marketplace and the pricing strategies of our competitors. Using the market information as our background, we normally set our prices based on our estimated future costs. From time to time, we may reduce or increase our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the assumed liability. If our pricing strategy cannot yield sufficient premium to cover our costs on a particular type of risk, we may determine not to underwrite that risk. It is our philosophy not to sacrifice profitability for premium growth.

We also encourage our insureds to adopt and practice loss reduction methods and loss mitigation practices. Our integrated risk management platform can reduce claims occurring from lack of informed consent, surgical complications, or missed diagnoses. Similarly, required educational sessions for doctors and other medical professionals regarding record keeping, patient follow-up and other basic practices can reduce the frequency of claims. Premium credits are provided to physicians in higher risk specialties who take advantage of these loss reduction methods and loss mitigation practices. Medical professionals who do not commit to these practices and methods can be refused coverage.

Our competitive strategy in underwriting is to provide very high-quality service to our producers and insureds by responding quickly and effectively to information requests and policy submissions. Each policy undergoes the entire underwriting process prior to renewal. We maintain information on all aspects of our business, which is regularly reviewed to determine both agency and policyholder profitability. Specific information regarding individual insureds is monitored to assist us in making decisions about policy renewals or modifications.

Claims and Litigation Management

Our policies require us to provide a defense for our insureds in any suit involving a medical incident covered by the policy. The defense costs we incur are in addition to the limit of liability under the policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting expert opinions.

Our claims management philosophy involves: (i) closure of claims through prompt and thorough investigation of the facts related to the claim; (ii) equitable settlement of meritorious claims; (iii) vigorous defense of unfounded claims as to coverage, liability or the amount claimed; and (iv) the use of mediation and arbitration combined, when appropriate, with agreements with plaintiff’s counsel limiting the range of damage awards. Our claims team supports our underwriting strategy by working to provide a timely, good faith claims handling response to our policyholders. Claims excellence is achieved by timely investigation and handling of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves, and control of loss adjustment expenses.

Claims on insurance policies are received directly from the insured or through our independent producers. Our claims department supports our producer relationship strategy by working to provide a consistently responsive level of claim service to our policyholders. Positive Insurance Company is required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims, subject to our policy limits, without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves for extended reporting coverage we provide in the event of a physician’s death, disability and retirement, or DDR reserves, which are included in our loss reserves as a component of the incurred but not reported, or IBNR, reserves. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information, as well as drawing from industry data. These projections are done using actual loss dollars and claim counts. We analyze loss trends and claims frequency and severity to determine our best estimate of the required reserves. We then record this best estimate in Positive Insurance Company’s financial statements. Our reserve methodology is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

We have contracts with Gateway Risk Services, LLC and Andrews Outsource Solutions LLC, both of which are subsidiaries of Diversus, Inc., (“Diversus”) under which those companies provide claims processing and risk management services.

Technology

Diversus Management uses commercially available software to provide the information management systems platform that runs its accounting, policy underwriting and issuance, and claims processing functions. These systems permit Diversus Management to integrate the accounting and reporting functions of our insurance operations. We have adopted a disaster recovery plan tailored to meet our needs and geographic location. A portion of the operations of Diversus Management are managed in a cloud environment using an outside service provider.

Reinsurance

Reinsurance Ceded. In accordance with insurance industry practice, we reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks;

•	mitigate the effect of individual loss occurrences;

•	stabilize underwriting results; and

•	increase our underwriting capacity.

Under Pennsylvania law, each insured must maintain MPLI of at least $1,000,000 for each claim and $3,000,000 of annual aggregate coverage. We provide primary insurance coverage up to $500,000 per claim and $1,500,000 of annual aggregate coverage. The Pennsylvania Medical Care Availability and Reduction of Error (MCARE) Fund provides coverage for any losses above $500,000 per claim up to $1,000,000. In cases where coverage under the Pennsylvania MCARE Fund does not apply, the primary insurance provides coverage up to $1,000,000 per claim and $3,000,000 of annual aggregate coverage. We retain the first $300,000 on all polices and reinsurance covers the excess up to $1,000,000 that is not covered by the Pennsylvania MCARE Fund. Additionally, we provide coverage up to $2,000,000 per claim up to $4,000,000, but cede to reinsurers claims in excess of $1,000,000 up to $3,000,000.

Other states in which we write insurance require doctors to maintain certain minimum coverage and provide a fund that provides coverage for losses above a certain amount, but many states do not prescribe insurance requirements for doctors.

We offer primary coverage up to $1,000,000 for each claim and $3,000,000 of annual aggregate coverage in Maryland, Delaware, Ohio, New Jersey, Michigan, and South Carolina. We retain the first $300,000 on all polices, and reinsurance covers the excess up to $1,000,000. If an insured in New Jersey requests, we retain the first $300,000 of risk and cede all coverage in excess of that to the reinsurer.

We also purchase additional reinsurance coverage for clash, loss in excess of policy limits and extra contractual obligation claims.

Reinsurance does not legally discharge the insurance company issuing the policy from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the company issuing the policy to the extent of the coverage ceded.

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. Our reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance broker. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. Hanover Re, our current reinsurance partner, has at least an “A” rating from A.M. Best. According to A.M. Best, companies with a rating of “A” or better “have an excellent ability to meet their ongoing obligations to policyholders.”

Reinsurance Assumed. We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2018, our participation was not material.

Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses. These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies we have issued. The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

Estimating the ultimate liability for losses and loss adjustment expenses is an inherently uncertain process. Therefore, the reserve for losses and loss adjustment expenses does not represent an exact calculation of that liability. Our reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money. For a more detailed overview of our estimation process for reserves for losses and loss adjustment expenses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loss and Loss Adjustment Expense Reserves.”

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of our claims staff. In estimating the appropriate reserve, our claims staff considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss, to the extent determinable at the time. Case reserves are adjusted by our claims staff as more information becomes available and discovery progresses. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and paid losses and loss adjustment expenses for reported claims.

Each quarter, we compute our estimated ultimate liability using principles and procedures we have developed over several years. However, because the establishment of loss reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed the established loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

The following tables provide a reconciliation of beginning and ending unpaid losses and loss adjustment expense reserve balances of Positive Insurance Company for the years ended December 31, 2018 and 2017, prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

	Year Ended December 31,
	2018	2017
Balance at January 1 (in thousands)	$68,375	$70,159
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	8,586	11,226
Add: Reinsurance recoverable on claims paid	1,197	4,355

Net liability at January 1	60,986	63,288

Losses and loss adjustment expenses incurred, net:
Current year	15,525	16,976
Prior years	4,058	(3,408)

Total incurred losses and loss adjustment expenses	19,583	13,568

Less losses and loss adjustment expenses paid, net:
Current year	714	905
Prior years	19,412	14,965

Total losses and loss adjustment expenses paid	20,126	15,870

Net liability for liability for losses and loss adjustment expenses, at end of year	60,443	60,986
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,956	8,586
Less: Reinsurance recoverable on claims paid	6	1,197

Liability for losses and loss adjustment expenses, December 31	$68,393	$68,375

The estimation process for determining the liability for unpaid losses and loss adjustment expenses inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled or anticipated to be settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled or anticipated to be settled for amounts greater than originally estimated (unfavorable or adverse development).

Reconciliation of Reserves for Losses and Loss Adjustment Expenses

The following table sets forth information about Positive Insurance Company’s incurred and paid loss development at December 31, 2018, net of reinsurance. The information about incurred and paid claims development for the years ended December 31, 2009 to December 31, 2016 is unaudited.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$21,789	$19,033	$19,166	$17,998	$17,904	$18,069	$19,409	$20,275	$21,120	$21,347
2010		18,592	15,072	15,710	14,490	12,665	11,901	10,774	11,288	10,533
2011			19,524	18,783	18,591	21,175	21,079	21,030	21,329	20,586
2012				20,305	18,496	18,813	19,107	18,478	19,744	19,592
2013					17,753	16,879	15,219	13,224	11,447	12,022
2014						17,307	15,108	13,798	11,087	11,062
2015							19,999	17,785	16,494	16,373
2016								18,465	18,861	21,376
2017									16,588	19,143
2018										15,161

										$167,195

	Cumulative Losses and Loss Adjustment Expenses Paid, Net of Reinsurance (in thousands)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$518	$2,232	$5,670	$10,165	$12,493	$14,308	$15,783	$17,888	$19,354	$20,629
2010		464	1,721	4,162	6,312	6,883	7,774	8,328	9,621	9,921
2011			578	1,888	5,047	12,117	16,911	17,774	18,870	19,773
2012				1,002	2,621	5,637	9,772	14,376	17,365	17,805
2013					526	1,896	4,249	6,942	7,625	9,470
2014						417	1,676	4,069	6,448	7,780
2015							523	2,476	5,186	7,446
2016								944	3,818	9,691
2017									728	5,057
2018										499

										108,071
All outstanding liabilities before 2009, net of reinsurance										769

										$59,893

The reconciliation for the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses for Positive Insurance Company at December 31, 2018 in the accompanying pro forma combined balance sheet is as follows:

Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$59,893

Liabilities for losses and loss adjustment expenses, net of reinsurance	59,893

Reinsurance recoverable on unpaid claims:
Medical professional	7,950

Total reinsurance recoverable on unpaid claims	7,950

Unallocated loss adjustment expenses	550

Total gross liability for losses and loss adjustment expenses	$68,393

Investments

Our investments in debt securities are classified as available for sale and our equity securities are carried at fair value with unrealized gains and losses reflected as a component of equity, net of taxes. The goal of our investment activities is to complement and support our overall mission. An important component of our operating results has been the return on invested assets. Our investment objectives are (i) accumulation and preservation of capital, (ii) optimization, within accepted risk levels, of after-tax returns, (iii) assuring proper levels of liquidity, (iv) providing for an acceptable and stable level of current income, (v) managing the maturities of our investment securities to reflect the maturities of our liabilities, and (vi) maintaining a quality portfolio which will help attain the highest possible rating from A.M. Best. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Information about Market Risk.”

In addition to any investments prohibited by the insurance laws and regulations of Pennsylvania, our investment policy prohibits the following investments and investing activities:

•	Commodities and futures contracts;

•	Options (except covered call options);

•	Interest-only, principal-only, and residual tranche collateralized mortgage obligations;

•	Foreign currency trading;

•	Venture-capital investments;

•	Securities lending;

•	Portfolio leveraging, i.e., margin transactions; and

•	Short selling.

The Board of Directors of Positive Insurance Company reviews and approves our investment policy annually.

The investment portfolio is managed by Positive Insurance Company’s investment committee and Wilmington Trust, with the exception of certain direct investments representing approximately 4.2% and 3.8% of the total portfolio at December 31, 2018 and December 31, 2017, respectively.

The following table sets forth information concerning our investments (dollars in thousands).

	December 31,
	2018		2017
	Cost or Amortized Cost (unaudited)	Estimated Fair Value (unaudited)	Cost or Amortized Cost (unaudited)	Estimated Fair Value (unaudited)
Agencies not backed by the full faith and credit of the U.S. government	$7,895	$7,869	$10,707	$10,683
U.S. Treasury securities	4,964	4,869	8,693	8,652
States, territories and possessions	1,112	1,125	1,402	1,429
Special revenue	13,231	13,292	13,859	13,977
Industrial and miscellaneous	59,562	58,091	55,992	55,989

Total debt securities	86,764	85,206	90,653	90,730
Equity securities	7,569	7,267	7,076	7,867

Total securities at fair value	94,333	92,473	97,729	98,597
Limited partnerships	3,548	4,051	2,879	3,848

Total	$97,881	$96,524	$100,608	$102,445

At December 31, 2018 and 2017, we had ownership interests in four limited partnerships. Our partnership interests are measured at fair value using the partnerships’ net asset values as a practical expedient. At December 31, 2018, the fair value and cost basis of these investments was $4.0 million and $3.5 million, respectively. At December 31, 2017, the fair value and cost basis of these investments was $3.8 million and $2.9 million, respectively.

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on average credit rating assigned by Standard & Poor’s Corporation (S&P), Moody’s and Fitch at December 31, 2018 (dollars in thousands) (unaudited).

	December 31, 2018
Rating	Estimated Fair Value	Percent of Total (1)
Agencies not backed by the full faith and credit of the U.S. government	$7,869	9.2%
U.S. Treasury securities	4,869	5.7%
AAA	3,100	3.6%
AA	15,782	18.5%
A	31,006	36.4%
BBB	22,190	26.0%
CCC	140	0.2%
Not rated	250	0.4%

	$85,206	100.0%

(1)	Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities at December 31, 2018. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (dollars in thousands) (unaudited).

	December 31, 2018
	Amortized Cost	Estimated Fair Value (1)
Less than one year	$7,094	$6,550
One through five years	50,676	47,893
Five through ten years	27,618	29,362
Greater than ten years	1,376	1,401

Total debt securities	$86,764	$85,206

(1)	Debt securities are carried at fair value in our pro forma combined financial statements beginning on page D-1.

At December 31, 2018, the average maturity of our fixed maturity investment portfolio was 4.09 years and the average duration was 3.41 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

Our average cash and invested assets, net investment income, and return on average cash and invested assets for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands) (unaudited):

	Year Ended December 31,
	2018	2017
Average cash and invested assets	$105,992	$112,498
Net investment income	1,015	2,130
Return on average cash and invested assets	0.96%	1.89%

We use quoted values and other data provided by independent pricing services as inputs in our process for determining fair values of our investments. The pricing services cover substantially all of the securities in our portfolio for which publicly quoted values are not available. The pricing services’ evaluations represent an exit price, a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. The pricing is based on observable inputs either directly or indirectly, such as quoted prices in markets that are active, quoted prices for similar securities at the measurement date, or other inputs that are observable. Additionally, our investments in limited partnerships are priced based upon audited financial statements of the respective limited partnerships.

The investment manager provides us with pricing information that we utilize, together with information obtained from independent pricing services, to determine the fair value of our fixed maturity securities. After performing a detailed review of the information obtained from the pricing service, no adjustment was made to the values provided for the years ended December 31, 2018 and 2017.

Competition

The medical professional liability insurance market is highly competitive. We compete with stock and mutual insurance companies, risk retention groups (“RRGs”), reciprocal exchanges, and other underwriting organizations. Our largest competitors in Pennsylvania are PMSLIC/NORCAL Mutual Insurance Company, MedPro Group, Central Pennsylvania Physicians Risk Retention Group, and Medical Mutual of North Carolina. Most of these competitors have substantially greater financial, technical and operating resources than we do and may be able to offer lower rates to policyholders or higher commissions to their producers.

We compete on a number of factors such as pricing, agency relationships, policy support, claim service, and market reputation. Like other writers of MPLI, our policy terms vary from state to state based on the maximum prescribed limits in each state, as established by state law. We believe our company differentiates itself from many larger companies competing for this business by focusing on service and responsiveness.

To compete successfully in the MPLI industry, we rely on our ability to: identify insureds that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; practice prudent claims management; and provide services and competitive commissions to our independent agents.

Regulation

General.

We are subject to extensive regulation, particularly at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies who may then promulgate regulations. In general, such regulation is intended for the protection of those who purchase or use insurance products, not the companies that write the policies. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy and underwriting standards.

State insurance laws and regulations require Positive Insurance Company to file financial statements with state insurance departments everywhere we do business, and the operations of Positive Insurance Company and its respective accounts are subject to examination by those departments at any time. Positive Insurance Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by Pennsylvania. Pennsylvania generally conforms to National Association of Insurance Commissioners (NAIC) practices and procedures, so its examination reports and other filings generally are accepted by other states.

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In the states in which Positive Insurance Company writes insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. Positive Insurance Company intends to apply for approval to act as a surplus lines carrier in those states where it believes sufficient business opportunities make providing surplus lines coverage to physicians and other healthcare providers in those states attractive. Positive Insurance Company also intends to apply for approval to act as a reinsurer in those states where it believes sufficient business opportunities exist to provide quota share insurance to RRGs that are attractive acquisition targets.

Examinations.

Examinations are conducted by the Pennsylvania Insurance Department every three to five years. Past examinations did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on our operations.

NAIC Risk-Based Capital Requirements.

Pennsylvania and most other states have adopted the NAIC system of risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level the regulatory authority is mandated to place the company under its control. The capital level of Positive Insurance Company has never triggered any of these regulatory capital levels. We cannot assure you, however, that the capital requirements applicable to Positive Insurance Company will not increase in the future.

NAIC Ratios.

The NAIC also has developed a set of 11 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments.

Enterprise Risk Assessment.

In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Beginning in 2016, Pennsylvania required insurers domiciled in Pennsylvania to include an enterprise risk assessment in its annual report. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In addition, in 2012 the NAIC adopted the Own Risk Solvency Assessment (ORSA) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although Positive Insurance Company is exempt from ORSA because of its size, Positive Insurance Company intends to incorporate those elements of ORSA that it believes constitute “best practices” into its annual internal enterprise risk assessment.

Market Conduct Regulation.

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

Guaranty Fund Laws.

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the year ended December 31, 2018, PPIX, PCA, and PIPE incurred total assessment expense in the amount of $36,000 pursuant to state insurance guaranty association laws.

Positive Insurance Company establishes reserves relating to insurance companies that are subject to insolvency proceedings when it is notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on Positive Insurance Company under these laws. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Federal Regulation

The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.

We are also subject to the Fair and Accurate Credit Transactions Act of 2003, or FACTA, and the Health Insurance Portability and Accountability Act of 1996, or HIPPA, both of which require us to protect the privacy of our customers’ information, including health and credit information.

Sarbanes-Oxley Act of 2002.

Enacted in 2002, the stated goals of the Sarbanes-Oxley Act of 2002, or SOX, are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We became subject to most of the provisions of the SOX immediately after completion of our initial public offering.

The SOX includes very specific disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related regulations.

Privacy.

As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. We have implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

OFAC.

The Treasury Department’s Office of Foreign Asset Control (OFAC) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the SDN List). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC.

JOBS Act.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as reduced public company reporting, accounting and corporate governance requirements. We currently intend to avail ourselves of the reduced disclosure obligations regarding executive compensation.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years following March 27, 2019, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, as an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require shareholder approval of executive compensation and golden parachutes.

Dividends.

Pennsylvania law sets the maximum amount of dividends that may be paid by an insurance company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This amount cannot exceed the greater of 10% of the insurance company’s surplus as reported on the most recent annual statement filed with the Pennsylvania Insurance Department, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. The amount available for payment of dividends by Positive Insurance Company in 2019 without prior approval is approximately $3.7 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Pennsylvania Insurance Department. No dividends were paid for the years ended December 31, 2018 and 2017.

Holding Company Laws.

Most states, including Pennsylvania, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information. This includes information concerning the operations of companies within the holding company group that may materially affect the operations, management or financial condition of the insurers within the group. Pursuant to these laws, the Pennsylvania Insurance Department requires disclosure of material transactions involving an insurance company and its affiliates, and requires prior notice and/or approval of certain transactions, such as “extraordinary dividends” distributed by the insurance company. Under these laws, the Pennsylvania Insurance Department will have the right to examine us and Positive Insurance Company at any time.

All transactions within our consolidated group affecting Positive Insurance Company must be fair and equitable. Notice of certain material transactions between Positive Insurance Company and any person or entity in our holding company system will be required to be given to the Pennsylvania Insurance Department. Certain transactions cannot be completed without the prior approval of the Pennsylvania Insurance Department.

Approval of the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In Pennsylvania, the acquisition of 10% or more of the outstanding voting securities of an insurer or its holding company is presumed to be a change in control. Pennsylvania law also prohibits any person or entity from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of a Pennsylvania insurer if, after the acquisition, the person or entity would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with a Pennsylvania insurer, unless the offer, request, invitation, acquisition, effectuation or attempt has received the prior approval of the Pennsylvania Insurance Department.

Item 1A. RISK FACTORS.

Not Applicable.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

None

Item 3. LEGAL PROCEEDINGS.

Positive Insurance Company is periodically subject to litigation in the normal course of its business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On March 27, 2019, the Company completed its initial public offering. The Company’s common stock trades on The NASDAQ Capital Market under the symbol “PPHI.” As of March 31, 2019, there were approximately 329 registered holders of the Company’s common stock.

Dividends

Payment of dividends on our common stock is subject to determination and declaration by our board of directors. Our dividend policy will depend upon our financial condition, results of operations and future prospects. At present, we have no intention to pay dividends to our shareholders. We cannot assure you that dividends will be paid, or if and when paid, that they will continue to be paid in the future. The order of the Pennsylvania Insurance Department approving the conversions of PPIX, PCA and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by us to Insurance Capital Group, LLC or Enstar Holdings (US) LLC, without the prior approval of the Department, for a period of three years following the effective date of the conversions.

Unregistered Sales of Equity Securities

The Company, PPIX, PCA, and PIPE entered into a Standby Stock Purchase Agreement dated June 1, 2018 with Insurance Capital Group, LLC (“ICG”) in connection with the Company’s anticipated initial public offering. Pursuant to the terms of that agreement, ICG agreed to purchase such number of shares in the Company’s initial public offering that would result in at least the minimum number of shares being sold in the offering. ICG subsequently agreed to permit Enstar Holdings (US) LLC (“Enstar”) to purchase 30% of the shares that Insurance Capital Group, LLC would otherwise purchase. Contemporaneously with the completion of the Company’s public offering on March 27, 2019, the Company issued a total of 2,499,500 shares to the standby purchasers at the public offering price of $10.00 per share.

Use of Proceeds from Initial Public Offering of Common Stock

The Registration Statement on Form S-1 (File No. 333-229322) for the initial public offering of our common stock became effective on February 11, 2019. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 20, 2019, pursuant to Rule  424(b)(4).

Item 6. SELECTED FINANCIAL DATA.

Not Applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition as well as the operating results and financial condition for PPIX, PCA, and PIPE than can be obtained from reading the Financial Statements alone. The discussion should be read in conjunction with the Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of the Company and “Item 15. Exhibits” for the financial statements and the notes thereto of PPIX, PCA, and PIPE. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K constitutes forward-looking information that involves risk and uncertainties. Please see “Forward-Looking Information” for more information.

Overview of the Company

Positive Physicians Holdings, Inc. (“Company”) is a newly created Pennsylvania domiciled holding company formed to be the stock holding company for Positive Physicians Insurance Company (“Positive Insurance Company”) following the conversions of PPIX, PCA, and PIPE from reciprocal insurance exchanges to stock insurance companies. The Company had minimal assets and liabilities and had not engaged in any operations as of December 31, 2018.

As part of the conversions, on March 27, 2019, PPIX merged with and into PPIX Conversion Corp., PCA merged with and into PCA Conversion Corp., and PIPE merged with and into PIPE Conversion Corp. Accordingly, PPIX, PCA, and PIPE no longer exist. Immediately thereafter, PCA Conversion Corp. and PIPE Conversion Corp. merged with and into PPIX Conversion Corp., which then changed its name to Positive Physicians Insurance Company, and became our single insurance company subsidiary and successor to PPIX, PCA and PIPE. Upon completion of the offering, the shareholders’ equity of Positive Insurance Company is approximately $69.7 million. This increased capitalization should permit Positive Insurance Company to (i) increase direct premium volume to the extent competitive conditions permit, (ii) increase net premium volume by decreasing reliance on reinsurance, and (iii) enhance investment income by increasing Positive Insurance Company’s investment portfolio.

Overview of PPIX

PPIX was an unincorporated exchange organized on April 20, 2004 and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange. PPIX provided medical professional liability insurance consisting of claims-made, tail occurrence, claims made plus, and occurrence policies to its subscribers (policyholders). On October 9, 2018, Positive Physicians Captive Insurance Company, a sponsored captive insurance company, was incorporated in the State of New Jersey and became a wholly-owned subsidiary of PPIX. PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018. PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”). Keystone is owned by an insured of Positive Insurance Company.

PPIX marketed its medical professional liability insurance policies direct to physicians and through independent producers to doctors and allied healthcare professionals who practice in Pennsylvania, Delaware, Maryland, New Jersey, and Ohio.

For the year ended December 31, 2018, PPIX had direct premiums written of $15.6 million, net premiums earned of $13.1 million, and net loss of $(63,000). At December 31, 2018, PPIX had total assets of $63.6 million and a surplus of $16.8 million. For the year ended December 31, 2017, PPIX had direct premiums written of $15.3 million, net premiums earned of $12.3 million, and net loss of $(21,000). At December 31, 2017, PPIX had total assets of $67.2 million and a surplus of $17.5 million.

PPIX was managed by Specialty Insurance Services, LLC (“SIS”), a Pennsylvania limited liability company, pursuant to the terms of an Attorney-In-Fact Agreement between the exchange and SIS. Pursuant to the terms of the Attorney-in-Fact Agreement, as amended, SIS provided underwriting and administrative services to PPIX based on a percentage not to exceed 25.0% of gross written premiums, less return premiums. SIS, as the attorney-in-fact, had the power to direct the activities of PPIX that most significantly impact PPIX’s economic performance. Diversus acquired 100% of the ownership interests of SIS on January 1, 2017.

Overview of PCA

Professional Casualty Association was an unincorporated, reciprocal insurance association organized on April 16, 2003 and formed for the purpose of insuring its subscribers against loss due to the imposition of legal liability. PCA provided medical professional liability insurance consisting of claims-made, tail occurrence and occurrence policies to its subscribers (policyholders). PCA was managed by Professional Third Party, LP (“PTP”) a wholly-owned subsidiary of Diversus, pursuant to the terms of an Attorney-in-Fact Agreement between PCA and PTP.

PCA marketed its medical professional liability insurance policies through independent producers primarily to doctors and allied healthcare providers who practice in Pennsylvania. In November 2015, PCA was granted a license to write insurance in Michigan and began writing policies in Michigan in the fourth quarter of 2015.

For the year ended December 31, 2018, PCA had direct premiums written of $6.3 million, net premiums earned of $7.1 million, and a net loss of $(4.5) million. At December 31, 2018, PCA had total assets of $36.0 million and a surplus of $9.0 million. For the year ended December 31, 2017, PCA had direct premiums written of $7.7 million, net premiums earned of $7.5 million, and net income of $0.3 million. At December 31, 2017, PCA had total assets of $39.6 million and a surplus of $13.9 million. The net loss for PCA in 2018 is attributed to more losses and loss adjustment expenses than originally recorded as well as a decrease in direct premiums written of $1.4 million due a decrease in extended reporting policies written and non-renewal of policies and limited new business growth. The loss in PCA’s direct premiums written of $4.2 million in 2017 is attributed to loss of a major client, a decrease in extended reporting policies written and non-renewals of policies, and limited new business growth.

PTP was a Pennsylvania corporation formed to operate as the attorney-in-fact for PCA pursuant to the terms of an agreement between PTP and PCA. Pursuant to the terms of the agreement, PTP provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PCA and paid certain expenses on behalf of PCA in exchange for 25% of the gross written premium. PTP, as the attorney-in-fact of PCA, had the power to direct the activities of PCA that most significantly impact PCA’s economic performance by acting as the attorney-in-fact of PCA. Diversus acquired 100% of the ownership interests of PTP on June 4, 2014.

Overview of PIPE

PIPE was an unincorporated exchange organized on March 14, 2005, and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange. PIPE provided medical professional liability insurance consisting of claims-made, tail occurrence and occurrence policies to its subscribers (policyholders).

PIPE marketed its medical professional liability insurance policies through independent producers to doctors and allied healthcare professionals who practice primarily in Pennsylvania.

For the year ended December 31, 2018, PIPE had direct premiums written of $3.4 million, net premiums earned of $3.4 million, and a net loss of $(0.8) million. At December 31, 2018, PIPE had total assets of $25.0 million and a surplus of $11.2 million. For the year ended December 31, 2017, PIPE had direct premiums written of $3.6 million, net premiums earned of $3.1 million, and a net loss of $(60,000). At December 31, 2017, PIPE had total assets of $26.6 million and a surplus of $12.3 million. The loss in PIPE direct premiums written of $0.2 million in 2018 is attributable to non-renewals of policies and limited new business growth. The loss in PIPE direct premiums written of $0.6 million in 2017 is attributable to non-renewals of policies and limited new business growth.

PIPE Management was a Pennsylvania corporation formed to operate as the attorney-in-fact for PIPE pursuant to the terms of an attorney-in-fact agreement between PIPE Management and PIPE. Pursuant to the terms of the agreement, PIPMC provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PIPE and paid certain expenses on behalf of PIPE for 25% of gross written premium. PIPE Management, as the attorney-in-fact of PIPE, had the power to direct the activities of PIPE that most significantly impact PIPE’s economic performance. Diversus acquired 100% of the ownership interests of PIPE Management on November 23, 2015. SIS, PTP, and PIPE Management merged into Diversus Management in connection with the conversions.

Marketplace Conditions and Trends

The MPLI industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing. From approximately 2001 until approximately 2007, the Pennsylvania MPLI market experienced a hard market cycle. This resulted in the creation of several alternative MPLI providers, such as PPIX, PCA, and PIPE. The MPLI market began to experience a soft cycle around the second quarter of 2008 due primarily to the large rate increases taken over the previous six years. That soft cycle has continued and has been contributed to by the restructuring of the healthcare industry, partially as a result of the Affordable Care Act. This has resulted in significant price competition as the number of medical professionals practicing independent of hospitals or large professional groups began to decline. According to a study prepared by the National Association of Insurance Commissioners (“NAIC”), MPLI direct premiums written have declined by 25.3% on a national basis from 2006 to 2017 and have declined by 15.9% in Pennsylvania and 32.0% in New Jersey during this same time period. This has resulted in lower direct premiums written and lower operating profits for many MPLI carriers.

Principal Revenue and Expense Items

Positive Insurance Company derives its revenue primarily from premiums earned, net investment income and net realized gains (losses) from investments.

Gross and net premiums written

Gross premiums written is equal to direct and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned are the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on MPLI policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. The policies written by PPIX, PCA, and PIPE typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2018, one-half of the premiums would be earned in 2018 and the other half would be earned in 2019.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, and equity and debt securities. Investment income includes interest and dividends earned and net realized gains and losses on invested assets. With the adoption of an accounting standard as of January 1, 2018, unrealized gains and losses on equity securities previously classified as available-for-sale securities are included in net investment income. Prior to 2018, unrealized gains and losses on available-for-sale equity securities were charged or credited to accumulated other comprehensive income (loss). We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of investment securities is managed by Wilmington Trust and the investment committee, who have discretion to buy and sell securities in accordance with the investment policy approved by Positive Insurance Company’s board of directors.

Our expenses consist primarily of:

Losses and loss adjustment expenses

Losses and loss adjustment expenses represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and underwriting and administrative expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses and underwriting and administrative expenses. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Underwriting and administrative expenses consist of salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

Income taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with GAAP, we utilize certain financial performance measures that are used in the property and casualty insurance industry and that we believe are valuable in managing our business and for comparison to our peers. These financial performance measures are the expense ratio, losses and loss adjustment expense ratio, combined ratio, and the ratio of net written premiums to statutory surplus.

We measure growth by monitoring changes in gross premiums written and net premiums written, and measure underwriting profitability by examining losses and loss adjustment expense, underwriting expense and combined ratios. We also measure profitability by examining underwriting income (loss), net income (loss) and return on equity.

Losses and loss adjustment expenses ratio

The losses and loss adjustment expenses ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned. Positive Insurance Company measures the loss ratio on a policy year and calendar year loss basis to measure underwriting profitability. A policy year loss ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures losses and loss adjustment expenses for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering the company’s insurance business.

Combined ratio

The combined ratio is the sum of the losses and loss adjustment expenses ratio and the expense ratio and measures overall underwriting profit. If the combined ratio is below 100%, we are making an underwriting profit. If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures our exposure to pricing errors in our current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of insurance operations. It is derived by subtracting losses and loss adjustment expense, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in the respective statements of operations of PPIX, PCA and PIPE.

Net income (loss) and return on average equity

We use net income (loss) to measure our profit and return on average equity to measure our effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity for that year.

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. Each exchange evaluated these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that it believed to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

Losses and Loss Adjustment Expenses

We maintain reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses). The loss reserves consist of case reserves, which are reserves for claims that have been reported to us, and reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves.

When a claim is reported to Diversus Management, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon a claim-by-claim evaluation of coverage, liability, and injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some claims may take years to resolve, especially if legal action is involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

In addition to case reserves, we maintain estimates of reserves for IBNR. These reserves include estimates for the future development of case reserves. Some claims may not be reported for several years. As a result, the liability for unpaid losses and loss adjustment reserves includes significant estimates for IBNR.

We utilize an independent actuary to assist with the estimation of our losses and loss adjustment expense reserves in the third and fourth quarter of each calendar year. This actuary prepares estimates of the ultimate liability for unpaid losses and loss adjustment expenses based on established actuarial methods described below. Diversus Management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. Diversus Management may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.

We accrue liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amount payable. We project our estimate of ultimate losses and loss adjustment expenses by using the following actuarial methodologies:

•

Actual versus Expected Model - The Actual versus Expected Model utilizes the actuarial point ultimate loss and defense containment cost (“DCC”) estimates as of the prior reserve review which were adjusted based on the difference between actual and expected loss development during that prior reserve review and the current evaluation to arrive at an updated actuarial point ultimate loss and DCC estimate. The method is dependent on the loss development factors used to determine the expected losses.

•

Bornhuetter-Ferguson Method (Paid and Incurred) - The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss development method and an incurred loss development method. This method uses the selected loss development patterns from the two loss development methods to calculate the expected percentage of loss unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

•

Expected Loss Ratio Method - The Expected Loss Ratio Method utilizes some measure of anticipated losses and does not consider actual losses. An expected loss ratio, a ratio of anticipated losses relative to some measure of exposure, is applied to that measure of exposure to determine estimated ultimate losses for each year. This method provides stability over time because the ultimate loss estimates do not change unless the exposure measure changes. This is offset by a lack of responsiveness to actual loss experience.

•

Frequency/Severity Method - The Frequency/Severity Method estimates ultimate losses by estimating a frequency and a severity component. For each year, the actuary estimates ultimate claims costs and an ultimate average severity. The actuary then multiplies these two estimates together. The method is useful when the claim count development pattern is more stable than the loss development pattern.

•

Incurred Loss Development Method - The Incurred Loss Development Method utilizes historical incurred loss (the sum of cumulative historical loss payments plus outstanding case reserves) patterns to estimate future losses. This method is often preferred over the paid method as it includes the additional information provided by the aggregation of individual case reserves. The resulting loss development factors (LDFs) tend to be lower and more stable than those of the paid development method. However, the incurred development method may be affected by changes in case reserving practices and any unusually large individual claims. The actuaries produce and review several indications of ultimate loss using this method based on various LDF selections.

Diversus Management estimates IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred as of the financial statement date. Diversus Management then reduces the estimated ultimate losses and loss adjustment expenses by losses and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses will vary depending on the judgment of the actuary as to what is the most appropriate method for the MPLI business. Finally, Diversus Management considers other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation is affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. We continually refine our loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We consider all significant facts and circumstances known at the time loss reserves are established.

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for losses and loss adjustment expense reserves may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. We reflect adjustments to loss reserves in the results of operations in the period the estimates are changed.

Our actuary determined a range of reasonable reserve estimates shown in the tables below, which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and loss adjustment expense estimates, however actual results could differ significantly from these estimates. The range was determined after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on its knowledge and judgment. In making these judgments the actuary typically assumed, based on its experience, that the larger the reserve the less volatility. In addition, when selecting these low and high estimates, the actuary considered:

•	Historical industry development experience in MPLI;

•	Historical company development experience;

•	Changes in the exchange’s internal claims processing policies and procedures; and

•	Trends and risks in claim costs, such as risk that medical cost inflation could increase.

Our actuary is required to exercise a considerable degree of judgment in the evaluation of all of these and other factors in the analysis of losses and loss adjustment expenses, and related range of anticipated losses. Because of the level of uncertainty impacting the estimation process, it is reasonably possible that different actuaries would arrive at different conclusions. The method of determining the reserve range has not changed and the reserve range generated by the actuary is consistent with the observed development of our loss reserves over the last few years.

The width of the range in reserves arises primarily because specific losses may not be known and reported for some period and the ultimate losses paid and loss adjustment expenses incurred with respect to known losses may be larger than currently estimated. The ultimate frequency or severity of the claims can be very different than the assumptions we used in our estimation of ultimate reserves for these exposures.

Specifically, the following factors could impact the frequency and severity of claims, and therefore, the ultimate amount of losses and loss adjustment expenses paid:

•	The rate of increase in medical costs that underlie insured risks; and

•	Impact of changes in laws or regulations.

The estimation process for determining the liability for unpaid losses and loss adjustment expenses inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled or resolved for amounts less than originally estimated or a reduction in the estimate for unpaid losses and loss adjustment expense (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled or resolved for amounts greater than originally estimated or an increase in the estimate for unpaid losses and loss adjustment expense (unfavorable development).

PPIX Actuarial Ranges

Although the range of loss estimates is determined by the exchange’s actuary, the selection of the ultimate loss is based on information unique to each policy year and the judgment and expertise of PPIX’s management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses of PPIX as of December 31, 2018 and December 31, 2017.

As of December 31, 2018 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves	Actuarially Determined Range of Estimates
(dollars in thousands)				Low	High
Medical professional liability	$12,244	$16,993	$29,237	$27,855	$32,869
Other	—	—	—	—	—

Total net reserves	12,244	16,993	29,237	$27,855	$32,869

Reinsurance recoverables	749	4,677	5,426

Gross reserves	$12,993	$21,670	$34,663

As of December 31, 2017 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves	Actuarially Determined Range of Estimates
(dollars in thousands)				Low	High
Medical professional liability	$11,698	$20,566	$32,264	$29,567	$36,849
Other	—	—	—	—	—

Total net reserves	11,698	20,566	32,264	$29,567	$36,849

Reinsurance recoverables	1,314	4,451	5,765

Gross reserves	$13,012	$25,017	$38,029

At December 31, 2018 and December 31, 2017, PPIX’s total liability for losses and loss adjustment expenses was $34.6 million and $38.0 million, respectively. During the years ended December 31, 2018 and 2018, PPIX had favorable developments of $2.9 million and $2.6 million, respectively. The favorable development of $2.6 million during the year ended December 31, 2017 was primarily related to settlement of known claims below the amount for which they have been previously reserved, as well as additional revisions to the exchange’s estimate of its ultimate losses for the 2012 through 2015 accident years. The favorable development of $2.9 million during the year ended December 31, 2018 was primarily related to reductions of the ultimate losses for the 2010, 2011, and 2015 policy years which were offset by strengthening the ultimate loss reserves for the 2016 and 2017 policy years.

As discussed earlier, the estimation of PPIX’s reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year. The ranges presented above represent the expected variability around the actuarially determined central estimate.

Recent Variabilities of the Liability for

Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance Recoverables

Dollars in thousands (unaudited)	2014	2015	2016	2017	2018
As originally estimated	$28,046	$29,951	$29,759	$32,264	$29,237
As estimated at December 31, 2018	20,559	21,342	24,311	29,594	29,237

Net cumulative redundancy (deficiency)	$7,487	$8,609	$5,448	$2,670	$—

% redundancy (deficiency)	26.7%	28.7%	18.3%	8.3%	—%

The table below summarizes the impact on PPIX’s equity from changes in estimates of unpaid losses and loss adjustment expenses as of December 31, 2018 (dollars in thousands) (unaudited):

Reserve Range for Unpaid Loss and LAE	Aggregate Loss and LAE Reserve	Percentage Change in Equity (1)
Low End	$27,855	6%
Recorded	$29,237	—
High End	$32,869	(17)%

(1)	Net of tax

If the liability for losses and loss adjustment expenses were recorded at the high end of the actuarially-determined range, the liability for losses and loss adjustment expenses would increase by $3.6 million. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2018 by $2.9 million. If the liability for losses and loss adjustment expenses were recorded at the low end of the actuarially-determined range, the liability for losses and loss adjustment expenses at December 31, 2018 would be reduced by $1.4 million with a corresponding increase in net income and equity of $1.1 million.

If the liability for losses and loss adjustment expenses reserves were to adversely develop to the high end of the range, approximately $3.6 million of anticipated future payments for the losses and loss adjustment expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.

PCA’s Actuarial Ranges

Although the range of loss estimates is determined by the exchange’s actuary, the selection of the ultimate loss is based on information unique to each policy year and the judgment and expertise of PCA’s management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses of PCA as of December 31, 2018 and December 31, 2017.

As of December 31, 2018 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves	Actuarially Determined Range of Estimates
(dollars in thousands)				Low	High
Medical professional liability	$11,839	$8,100	$19,939	$19,052	$22,245
Other	—	—	—	—	—

Total net reserves	11,839	8,100	19,939	$19,052	$22,245

Reinsurance recoverables	811	1,416	2,227

Gross reserves	$12,650	$9,516	$22,166

As of December 31, 2017 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves	Actuarially Determined Range of Estimates
(dollars in thousands)				Low	High
Medical professional liability	$8,937	$8,180	$17,117	$15,756	$19,551
Other	—	—	—	—	—

Total net reserves	8,937	8,180	17,117	$15,756	$19,551

Reinsurance recoverables	460	1,008	1,468

Gross reserves	$9,397	$9,188	$18,585

At December 31, 2018 and December 31, 2017, PCA’s total liability for losses and loss adjustment expenses was $22.2 million and $18.6 million, respectively. During the years ended December 31, 2018 and 2017, PCA experienced unfavorable and favorable developments of $(6.1) million and $0.4 million, respectively. The favorable development of $0.4 million during the year ended December 31, 2017 was primarily related to re-estimation of unpaid losses and loss adjustment expenses on all claims-made policy years. The unfavorable development of $(6.1) million during the year ended December 31, 2018 was primarily related to reserve strengthening in the 2015 ($400,000) occurrence policy year, the 2016 ($500,000) tail policy year and the 2017 ($400,000) and 2014 through 2017 ($4,500,000) claims-made policy years. A majority of these changes in indications were related to PCA’s new claims management team and a change in reserving philosophy of setting reserves at the expected value as soon as possible when the liability is acknowledged.

As discussed earlier, the estimation of PCA’s reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year. PCA did not determine the ranges of expected variability around the actuarially determined central estimate.

Recent Variabilities of the Liability for

Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance Recoverables

Dollars in thousands (unaudited)	2014	2015	2016	2017	2018
As originally estimated	$26,526	$25,675	$21,277	$17,117	$19,939
As estimated at December 31, 2018	27,598	26,789	25,501	22,990	19,939

Net cumulative redundancy (deficiency)	$(1,072)	$(1,114)	$(4,224)	$(5,813)	$—

% redundancy (deficiency)	(4.0)%	(4.3)%	(19.9)%	(33.8)%	—%

The table below summarizes the impact on PCA’s equity from changes in estimates of unpaid losses and loss adjustment expenses as of December 31, 2018 (dollars in thousands) (unaudited):

Reserve Range for Unpaid Loss and LAE	Aggregate Loss and LAE Reserve	Percentage Change in Equity (1)
Low End	$19,052	8%
Recorded	$19,939	—
High End	$22,245	(20)%

(1)	Net of tax

If the liability for losses and loss adjustment expenses were recorded at the high end of the actuarially-determined range, the losses and loss adjustment expenses would increase by $2.3 million. This increase in reserves would have the effect of increasing net loss and decreasing equity as of December 31, 2018 by $1.8 million. If the liability for losses and loss adjustment expense reserves were recorded at the low end of the actuarially-determined range, the liability for losses and loss adjustment expense reserves at December 31, 2018 would be reduced by $0.9 million with a corresponding decrease in net loss and an increase in equity of $0.7 million.

If the liability for losses and loss adjustment expenses were to adversely develop to the high end of the range, approximately $2.3 million of anticipated future payments for the losses and loss adjustment expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.

PIPE Actuarial Ranges

Although the range of loss estimates is determined by the exchange’s actuary, the selection of the ultimate loss is based on information unique to each policy year and the judgment and expertise of PIPE’s management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses of PIPE as of December 31, 2018 and December 31, 2017.

As of December 31, 2018 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves	Actuarially Determined Range of Estimates
(dollars in thousands)				Low	High
Medical professional liability	$6,658	$4,608	$11,266	$10,763	$12,709
Other	—	—	—	—	—

Total net reserves	6,658	4,608	11,266	$10,763	$12,709

Reinsurance recoverables	54	243	297

Gross reserves	$6,712	$4,851	$11,563

As of December 31, 2017 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves	Actuarially Determined Range of Estimates
(dollars in thousands)				Low	High
Medical professional liability	$6,369	$5,236	$11,605	$10,727	$13,308
Other	—	—	—	—	—

Total net reserves	6,369	5,236	11,605	$10,727	$13,308

Reinsurance recoverables	—	156	156

Gross reserves	$6,369	$5,392	$11,761

At December 31, 2018 and December 31, 2017, the total liability for losses and loss adjustment expenses was $11.6 million and $11.8 million, respectively. During the years ended December 31, 2018 and 2017, PIPE had unfavorable and favorable developments of $(0.9) million and $0.3 million, respectively. The favorable development of $0.3 million during the year ended December 31, 2017 was primarily related to re-estimation of unpaid losses and loss adjustment expenses in the 2013 and 2014 policy years. The unfavorable development of $(0.9) million during the year ended December 31, 2018 was primarily related to reserve strengthening in the 2015 ($1,000,000) occurrence policy year and the 2013 ($500,000) claims-made policy years. PIPE did realize positive reserve development for the 2010-2012 occurrence policy years of $800,000. A majority of these changes in indications were related to PIPE’s new claims management team and a change in reserving philosophy of setting reserves at the expected value as soon as possible when the liability is acknowledged.

As discussed earlier, the estimation of PIPE’s reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year. The ranges presented above represent the expected variability around the actuarially determined central estimate.

Recent Variabilities of the Liability for

Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance Recoverables

Dollars in thousands (unaudited)	2014	2015	2016	2017	2018
As originally estimated	$15,797	$14,888	$12,252	$11,605	$11,266
As estimated at December 31, 2018	12,447	12,076	12,539	12,538	11,266

Net cumulative redundancy (deficiency)	$3,350	$2,812	$(287)	$(933)	$—

% redundancy (deficiency)	21.2%	18.9%	(2.3)%	(8.0)%	—%

The table below summarizes the impact on PIPE’s equity from changes in estimates of unpaid losses and loss adjustment expenses as of December 31, 2018 (dollars in thousands) (unaudited):

Reserve Range for Unpaid Loss and LAE	Aggregate Loss and LAE Reserve	Percentage Change in Equity (1)
Low End	$10,763	4%
Recorded	$11,266	—
High End	$12,709	(10)%

(1)	Net of tax

If the liability for losses and loss adjustment expenses were recorded at the high end of the actuarially-determined range, the liability for losses and loss adjustment expenses would increase by $1.4 million. This increase in reserves would have the effect of increasing net loss and decrease equity as of December 31, 2018 by $1.1 million. If the liability for losses and loss adjustment expenses were recorded at the low end of the actuarially-determined range, the liability for losses and loss adjustment expenses at December 31, 2017 would be reduced by $0.5 million with corresponding increases in net income and equity of $0.4 million.

If the liability for losses and loss adjustment expenses reserves were to adversely develop to the high end of the range, approximately $1.4 million of anticipated future payments for the losses and loss adjustment expenses would be required to be paid, thereby affecting cash flows in future periods as the payments for losses are made.

Investments

The fixed maturity investments are classified as available-for-sale and equity securities of PPIX, PCA, and PIPE are carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Limited partnership investments are measured at fair value using net asset values of the partnerships as a practical expedient. Changes in unrealized investment gains or losses on fixed maturity available-for-sale investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Beginning with January 1, 2018, changes in unrealized investment gains or losses on equity investments are reflected in net investment income. For 2017, changes in unrealized investment gains or losses on previously classified available-for-sale securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Fixed maturity available-for-sale securities and equity securities are recorded at fair value on a recurring basis. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

Level 1:	Quoted (unadjusted) prices for identical assets in active markets

Level 2:	Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in nonactive markets (few transactions, limited information, noncurrent prices, high variability over time, etc., inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc., and inputs that are derived principally from or corroborated by other observable market data.

Level 3:	Unobservable inputs that cannot be corroborated by observable market data.

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the exchange’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

We obtain one price for each security primarily from a third-party pricing service (“pricing service”), which generally uses quoted prices or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. Because we are responsible for the determination of fair value, we perform analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest-level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

PPIX Investments

The fair value and unrealized losses for PPIX’s securities that were temporarily impaired as of December 31, 2018 and December 31, 2017 are as follows:

	Less than 12 months (dollars in thousands)		12 months or longer (dollars in thousands)		Total (dollars in thousands)
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018 (audited):
U.S. Government and government agencies and authorities	$3,515	$6	$5,828	$124	$9,343	$130
Industrial and miscellaneous	14,690	284	9,408	380	24,098	664

Total fixed maturities	18,205	290	15,236	504	33,441	794
Common stocks, unaffiliated	1,121	199	407	326	1,528	525

Total temporarily impaired securities	$19,326	$489	$15,643	$830	$34,969	$1,319

	Less than 12 months (dollars in thousands)		12 months or longer (dollars in thousands)		Total (dollars in thousands)
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017 (audited):
U.S. Government and government agencies and authorities	$4,328	$86	$4,668	$29	$8,996	$115
Industrial and miscellaneous	9,474	128	1,699	7	11,173	135

Total fixed maturities	13,802	214	6,367	36	20,169	250
Common stocks, unaffiliated	795	48	231	231	1,026	279

Total temporarily impaired securities	$14,597	$262	$6,598	$267	$21,195	$529

The table below presents the level within the fair value hierarchy generally utilized by PPIX to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018 (in thousands) (audited):

	Total	Level 1	Level 2	Level 3
Bonds	$41,196	$—	$41,196	$—
Common stocks	$2,441	$2,441	$—	$—

The table below presents the level within the fair value hierarchy generally utilized by PPIX to estimate the fair value of assets disclosed on a recurring basis at December 31, 2017 (in thousands) (audited):

	Total	Level 1	Level 2	Level 3
Bonds	$43,786	$—	$43,786	$—
Common stocks	$2,807	$2,807	$—	$—

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

PPIX evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. PPIX found that the declines in fair value are most likely attributable to increases in interest rates, and there is no evidence that the likelihood of not receiving all of the contractual cash flows as expected has changed. Our fixed maturity portfolio is managed by our investment committee in concert with an outside investment manager for investment grade bond investments. By agreement, the investment manager cannot sell any security without the consent of our investment committee if such sale will result in a net realized loss.

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other-than-temporary. If we identify that an other-than-temporary impairment loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

For the years ended December 31, 2018 and 2017, PPIX determined that none of its securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

PCA Investments

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest-level input that is significant to the fair value measurement in its entirety. PCA’s assessment of the significance of a particular item to the fair value measurement in its entirety required judgment, including the consideration of inputs specific to the asset or liability.

The fair value and unrealized losses for PCA’s securities that were temporarily impaired as of December 31, 2018 and December 31, 2017 are as follows:

	Less than 12 months (dollars in thousands)		12 months or longer (dollars in thousands)		Total (dollars in thousands)
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018 (audited):
U.S. Government and government agencies and authorities	$993	$2	$2,898	$59	$3,891	$61
Industrial and miscellaneous	8,274	159	9,281	311	17,555	470

Total fixed maturities	9,267	161	12,179	370	21,446	531
Common stocks, unaffiliated	1,094	147	167	18	1,261	165

Total temporarily impaired securities	$10,361	$308	$12,346	$388	$22,707	$696

	Less than 12 months (dollars in thousands)		12 months or longer (dollars in thousands)		Total (dollars in thousands)
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017 (audited):
U.S. Government and government agencies and authorities	$2,508	$5	$4,806	$65	$7,314	$70
Industrial and miscellaneous	7,514	58	3,212	32	10,726	90

Total fixed maturities	10,022	63	8,018	97	18,040	160
Common stocks, unaffiliated	187	5	214	4	401	9

Total temporarily impaired securities	$10,209	$68	$8,233	$101	$18,441	$169

The table below presents the level within the fair value hierarchy generally utilized by PCA to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018 (in thousands) (audited):

	Total	Level 1	Level 2	Level 3
Bonds	$24,523	$—	$24,523	$—
Common stocks	$3,016	$3,016	$—	$—

The table below presents the level within the fair value hierarchy generally utilized by PCA to estimate the fair value of assets disclosed on a recurring basis at December 31, 2017 (in thousands) (audited):

	Total	Level 1	Level 2	Level 3
Bonds	$25,714	$—	$25,714	$—
Common stocks	$3,241	$3,241	$—	$—

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

PCA evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. PCA found that the declines in fair value are most likely attributable to increases in interest rates, and there is no evidence that the likelihood of not receiving all of the contractual cash flows as expected has changed.

For the years ended December 31, 2018 and 2017, PCA determined that none of its securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

PIPE Investments

The fair value and unrealized losses for PIPE’s securities that were temporarily impaired as of December 31, 2018 and December 31, 2017 are as follows:

	Less than 12 months (dollars in thousands)		12 months or longer (dollars in thousands)		Total (dollars in thousands)
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018 (audited):
U.S. Government and government agencies and authorities	$798	$9	$2,125	$53	$2,923	$62
Industrial and miscellaneous	5,224	120	7,098	271	12,322	391

Total fixed maturities	6,022	129	9,223	324	15,245	453
Common stocks, unaffiliated	700	126	58	10	758	136

Total temporarily impaired securities	$6,722	$255	$9,281	$334	$16,003	$589

	Less than 12 months (dollars in thousands)		12 months or longer (dollars in thousands)		Total (dollars in thousands)
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017 (audited):
U.S. Government and government agencies and authorities	$387	$2	$2,978	$120	$3,365	$122
Industrial and miscellaneous	6,920	54	1,707	12	8,627	66

Total fixed maturities	7,306	56	4,685	132	11,992	188
Common stocks, unaffiliated	187	6	98	3	285	9

Total temporarily impaired securities	$7,494	$62	$4,783	$135	$12,277	$197

The table below presents the level within the fair value hierarchy generally utilized by PIPE to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018 (in thousands) (audited):

	Total	Level 1	Level 2	Level 3
Bonds	$19,488	$—	$19,488	$—
Common stocks	$1,810	$1,810	$—	$—

The table below presents the level within the fair value hierarchy generally utilized by PIPE to estimate the fair value of assets disclosed on a recurring basis at December 31, 2017 (in thousands) (audited):

	Total	Level 1	Level 2	Level 3
Bonds	$21,229	$—	$21,229	$—
Common stocks	$1,820	$1,820	$—	$—

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

PIPE evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. PIPE found that the declines in fair value are most likely attributable to increases in interest rates, and there is no evidence that the likelihood of not receiving all of the contractual cash flows as expected has changed.

For the years ended December 31, 2018 and 2017, PIPE determined that none of its securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

Our management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Our management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the years ended December 31, 2018 and 2017; accordingly, no adjustments were made to the estimates provided by the pricing service for the years ended December 31, 2018 and 2017. The classification within the fair value hierarchy of ASC 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain direct acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off.

At December 31, 2018 and December 31, 2017, PPIX’s deferred acquisition costs and the related unearned premium reserves were as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
	(audited)	(audited)
Deferred acquisition costs	$2,519	$2,504
Unearned premium reserves	$7,979	$8,211

At December 31, 2018 and December 31, 2017, PCA’s deferred acquisition costs and the related unearned premium reserves were as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
	(audited)	(audited)
Deferred acquisition costs	$1,093	$1,189
Unearned premium reserves	$3,882	$5,494

At December 31, 2018 and December 31, 2017, PIPE’s deferred acquisition costs and the related unearned premium reserves were as follows (dollars in thousands):

	December 30, 2018	December 31, 2017
	(audited)	(audited)
Deferred acquisition costs	$373	$385
Unearned premium reserves	$1,342	$1,609

Reinsurance Recoverable

We cede reinsurance risk to other insurance companies. This arrangement allows us to reduce the net loss potential arising from large risks. Reinsurance contracts do not relieve us of our obligation to our policyholders. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of its assets and liabilities. The effect of a change in tax rates is recognized in the period of the enactment date.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against its deferred tax assets.

PPIX Deferred Tax Assets

PPIX had gross deferred tax assets of $1.0 million and $0.9 million at December 31, 2018 and December 31, 2017, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which PPIX believed it is more likely than not that it will not be realized. PPIX believed it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance had been established at December 31, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. Most of the provisions of this bill affect corporate taxes paid in 2018 and beyond including reducing the top corporate tax rate from 34% to 21%. Under GAAP, however, deferred income taxes are estimated based upon expected tax rates enacted prior to the date of the financial statements. Accordingly, PPIX measured its deferred income taxes at December 31, 2018 and December 31, 2017 using a tax rate of 21%. The effect on surplus was a decrease of approximately $81,000 for the year ended December 31, 2017.

At December 31, 2018 and December 31, 2017, PPIX had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through 2017 are open for examination.

PCA Deferred Tax Assets

PCA had gross deferred tax assets of $1.4 million and $0.5 million at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 and 2017, PCA had unused net operating loss carryforwards of $3.9 million and $0, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which PCA believed it is more likely than not that it will not be realized. PCA believed it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance had been established at December 31, 2018 and December 31, 2017.

Although most of the provisions of the TCJA does not affect corporate taxes paid until 2018 and beyond, under GAAP, deferred income taxes are estimated based upon expected tax rates enacted prior to the date of the financial statements. Accordingly, PCA measured its deferred income taxes at December 31,2018 and December 31, 2017 using a tax rate of 21%. The effect on surplus was a decrease of $63,000 for the year ended December 31, 2017.

At December 31, 2018 and December 31, 2017, PCA had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through 2017 are open for examination.

PIPE Deferred Tax Assets

PIPE had gross deferred tax assets of $0.4 million and $0.3 million at December 31, 2018 and 2017, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which PIPE believed it is more likely than not that it will not be realized. PIPE believed it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance had been established at December 31, 2018 and December 31, 2017.

Although most of the provisions of the TCJA does not affect corporate taxes paid until 2018 and beyond, under GAAP deferred income taxes are estimated based upon expected tax rates enacted prior to the date of the financial statements. Accordingly, PIPE measured its deferred income taxes at December 31, 2018 and December 31, 2017 using a tax rate of 21%. The effect on surplus was a decrease of $94,000 for the year ended December 31, 2017.

At December 31, 2018 and December 31, 2017, PIPE had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through 2017 are open for examination.

Results of Operations of PPIX

Our results of operations are influenced by factors affecting the MPLI industry in general. The operating results of the United States MPLI industry are subject to significant variations due to competition, changes in regulation, rising medical expenses, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Our premium levels and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the MPLI industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced MPLI business. The markets we operate in, and the national MPLI markets, are currently experiencing a soft market cycle. Therefore, it is generally unlikely that insurers will be able to increase their rates or profit margins. A soft market typically has a negative effect on premium growth, which can include absolute reductions in premiums written.

The major components of PPIX’s operating revenues and net income are as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
Revenues:
Net premiums earned	$13,096	$12,275

Total revenues	13,096	12,275
Expenses:
Losses and loss adjustment expenses	6,673	7,733
Underwriting expenses	6,893	5,787

Underwriting loss	(470)	(1,245)
Investment income, net of investment expenses	342	1,039
Realized investment losses, net	(26)	(66)
Interest expense	(10)	(9)

Loss before income taxes	164	(281)
Income tax benefit	(101)	(260)

Net loss	$(63)	$(21)

Premiums Written and Premiums Earned

Direct written premium for the year ended December 31, 2018 was $15.6 million as compared to $15.3 million for the year ended December 31, 2017, or a 2% increase. Direct premium earned for the year ended December 31, 2018 was $15.8 million as compared to $14.6 million for the year ended December 31, 2017, or a 9% increase. Ceded premium earned for the year ended December 31, 2018 was $2.7 million as compared to $2.3 million for the year ended December 31, 2017, or an increase of 20%.

Net Investment Income

The following table sets forth PPIX’s average cash and invested assets and investment income for the reported periods (dollars in thousands) (unaudited):

	Year Ended December 31,
	2018	2017
Average cash and invested assets	$51,059	$50,823
Net investment income	342	1,039
Return on average cash and invested assets	0.67%	2.04%

Investment Income, Net of Expenses

Net investment income for the year ended December 31, 2018 was $0.3 million as compared to $1.0 million for the year ended December 31, 2017. The average monthly net investment income decreased from $87,000 during the year ended December 31, 2017 to $28,000 during the year ended December 31, 2018. For the year ended December 31, 2018, PPIX adopted an accounting standard which requires that unrealized gains or losses for equity securities previously classified as available-for-sale securities for 2017 be recorded against earnings of the exchange. The effect of adopting the accounting standard was to reduce net investment income by $0.8 million or a reduction of the average monthly net investment income amount for 2018 by $70,000. With the exclusion of adopting the new accounting standard, the average monthly net investment income would have been $98,000 and the return on average cash and invested assets would have been 2.30% for the year ended December 31, 2018.

Realized Investment Gains (Losses), Net

PPIX had net realized investment losses of $26,000 and $66,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

PPIX’s fixed maturity investments and equity investments are available-for-sale because it would, from time to time, make sales of securities that are not impaired, consistent with its investment goals and policies. At December 31, 2018, PPIX had gross unrealized losses on fixed maturity securities of $794,000 as compared to a gross unrealized losses on fixed maturity securities of $250,000 at December 31, 2017. Most of these unrealized losses were attributable to fluctuations in interest rates. PPIX evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. PPIX believed that the foregoing declines in fair value in its existing portfolio are most likely attributable to fluctuations in interest rates, and there is no evidence the entire amortized cost basis will not be recovered.

Underwriting Income (Loss)

As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain financial performance measures that are used widely in the property and casualty insurance industry and that we believe are valuable in managing our business and for comparison to our peers. These financial performance measures are underwriting income, losses and loss adjustment expenses ratio, expense ratio, combined ratio, and net written premiums to statutory surplus ratio.

Underwriting income (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Losses and Loss Adjustment Expenses

PPIX’s losses and loss adjustment expenses ratio was 51.0% for the year ended December 31, 2018 as compared to 63.0% for the year ended December 31, 2017.

During the years ended December 31, 2018 and 2017, PPIX had favorable developments of $2.9 million and $2.6 million, respectively. The favorable development of $2.6 million during the year ended December 31, 2017 was primarily related to settlement of known claims below the amount for which they have been previously reserved, as well as additional revisions to PPIX’s estimate of its ultimate losses for the 2012 through 2015 accident years. The favorable development of $2.9 million during the year ended December 31, 2018 was primarily related to reductions of the ultimate losses for the 2010, 2011, and 2015 policy years which were offset by strengthening the ultimate loss reserves for the 2016 and 2017 policy years.

As discussed in “Critical Accounting Policies”, the MPLI line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $6.9 million for the year ended December 31, 2018 as compared to $5.8 million for the year ended December 31, 2017. PPIX had $229,000 and $0 in initial public offering and conversion costs that were expensed in 2018 and 2017, respectively, and are included in underwriting and administrative expenses. Administrative costs are directly tied to the amount of premiums written by PPIX in a given period, because the fees payable to SIS were equal to 25% of the premiums written by PPIX.

Income (Loss) Before Income Taxes

For the year ended December 31, 2018, PPIX had pre-tax loss of $(164,000) as compared to a pre-tax loss of $(281,000) for the year ended December 31, 2017.

Income Tax Expense (Benefit)

The provision for income taxes for the years ended December 31, 2018 and 2017 resulted in income tax benefits of $(101,000) and $(260,000), respectively. PPIX’s effective tax rate for the years ended December 31, 2018 and 2017 was 21% and 34%, respectively.

Net Income (Loss)

For the year ended December 31, 2018, PPIX had a net loss of $(63,000) as compared to a net loss of ($21,000) for the year ended December 31, 2017.

Mandatory Assumed Reinsurance:

We are required to participate in Pennsylvania Property and Casualty Insurance Guaranty Fund (PIGA), which was formed to pay claims on policies issued by insolvent Pennsylvania domiciled property and casualty insurers. Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania. PPIX incurred assessment fee expense (income) of $44,000 and $(28,000) for the years ended December 31, 2018 and 2017, respectively.

Financial Position of PPIX

At December 31, 2018, PPIX had total assets of $63.6 million as compared as compared to $67.2 million at December 31, 2017. The decrease in total assets of $3.6 million is primarily attributable to a decrease in total cash and invested assets by $3.5 million from December 31, 2017 to December 31, 2018 due to timing of investment in securities and net unrealized losses recognized in 2018 as compared to net unrealized gains recognized in 2017. The decrease in total assets was offset by more premiums written in 2018 as compared to 2017 and an increase in premiums receivable by $0.4 million. Reinsurance receivables also decreased by $0.4 million, which are attributable mainly to the timing of payments from reinsurers.

At December 31, 2018, PPIX had total liabilities of $46.8 million as compared to $49.7 million at December 31, 2017. The decrease in total liabilities of $2.9 million between December 31, 2017 to December 31, 2018 is primarily attributable to a $3.4 million decrease in the liability for losses and loss adjustment expenses, a $0.2 million decrease in unearned and advance premiums, and a decrease in reinsurance payable of $0.3 million, which were offset by a $0.5 million surplus note executed by PPIX during the year ended December 31, 2018.

At December 31, 2018, PPIX had total equity of $16.8 million as compared to $17.5 million at December 31, 2017. The change in equity during the year ended December 31, 2018 is attributable to comprehensive loss of $(696,000). The change in equity during the year ended December 31, 2017 is related to comprehensive income of $652,000.

Effect of Conversion on PPIX

As a result of the conversion on March 27, 2019, PPIX merged with and into PPIX Conversion Corp., and PPIX no longer exists as a separate company. Upon completion of the conversions of PPIX, PCA and PIPE on March 27, 2019, the combination of PPIX Conversion Corp., PIPE Conversion Corp., and PCA Conversion Corp., and the offering, the pro forma shareholders’ equity of Positive Insurance Company was approximately $69.7 million. This increased capitalization should permit Positive Insurance Company to (i) increase direct premium volume to the extent competitive conditions permit, (ii) increase net premium volume by decreasing reliance on reinsurance, and (iii) enhance investment income by increasing Positive Insurance Company’s investment portfolio.

Liquidity and Capital Resources of PPIX

PPIX generated sufficient funds from its operations and maintained a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds were premium collections, investment earnings and maturing investments.

PPIX maintained investment and reinsurance programs that are intended to provide sufficient funds to meet its obligations without forced sales of investments. PPIX maintained a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The following table summarizes, as of December 31, 2018, PPIX’s future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments due by period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross losses & loss adjustment expense payments	$34,663	$659	$8,219	$15,328	$10,457

Total Contractual Obligations	$34,663	$659	$8,219	$15,328	$10,457

The timing of the amounts of the gross losses and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

Cash flows from continuing operations for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017
	(audited)	(audited)
Cash flows (used in) provided by operating activities	$(2,122)	$3,741
Cash flows provided by (used in) investing activities	1,537	(6,082)
Cash flows provided by (used in) financing activities	440	(595)

Net decrease in cash and cash equivalents	$(145)	$(2,936)

For the year ended December 31, 2018, cash flows from operations were $(2.1) million as compared to $3.7 million for the year ended December 31, 2017. The decrease in cash flows from operating activities was primarily attributable to the timing of paid losses. For the year ended December 31, 2018, cash flows from investing activities were $1.5 million as compared to $(6.1) million for the year ended December 31, 2017. The smaller decrease in cash flows from investing activities is primarily attributable to the time necessary to reinvest maturing securities. For the year ended December 31, 2018, cash flows from financing activities were $0.4 million as compared $(0.6) million for the year ended December 31, 2017. The increase in cash flows from financing activities for 2018 is attributable to execution of a $500,000 surplus note between PPIX and PIPE.

The Company’s principal source of liquidity will be dividend payments from Positive Insurance Company. Positive Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to the Company. Positive Insurance Company may pay dividends to us after notice to, but without prior approval of, the Pennsylvania Insurance Department in an amount not to exceed the greater of (i) 10% of the surplus of Positive Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Positive Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department.

The amount available for payment of dividends from Positive Insurance Company after the conversions without the prior approval of the Pennsylvania Insurance Department is approximately $3.7 million based upon the estimated pro forma statutory surplus of Positive Insurance Company. Prior to its payment of any dividend, Positive Insurance Company will be required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividends if Positive Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

Upon completion of the offering on March 27, 2019, the Company is a public company and is subject to the proxy solicitation, periodic reporting, insider trading and other requirements of the Exchange Act and to most of the provisions of the Sarbanes-Oxley Act of 2002. As a result, the Company anticipates incurring significant increases in expenses related to accounting and legal services that will be necessary to comply with such requirements. We estimate that the cost of initial compliance with the requirements of the Sarbanes-Oxley Act will be approximately $350,000 and that compliance with the ongoing requirements of the Exchange Act and the Sarbanes-Oxley Act will result in an increase of approximately $200,000 in annual operating expenses.

Off-Balance Sheet Arrangements

PPIX had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital reserves.

Quantitative and Qualitative Information about Market Risk

Market Risk

Market risk is the risk that a company will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. Each exchange’s exposure to interest rate changes primarily results from its significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average duration of the fixed maturity securities in the investment portfolios of PPIX, PCA, and PIPE at December 31, 2018 was 3.34 years, 3.13 years, and 3.90 years, respectively. Each exchange’s fixed maturity securities investments included U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. Each exchange carried these investments as available for sale. This allowed the exchange to manage its exposure to risks associated with interest rate fluctuations through active review of its investment portfolio by its management, its investment adviser and its board of directors.

Fluctuations in near-term interest rates could have an impact on each exchange’s results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment we may recognize losses.

As a general matter, each exchange attempted to match the durations of its assets with the durations of its liabilities. Each exchange’s investment objectives included maintaining adequate liquidity to meet its operational needs, optimizing its after-tax investment income, and its after-tax total return, all of which were subject to the exchange’s tolerance for risk.

The table below shows the interest rate sensitivity of PPIX’s fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2018 (unaudited):

	Estimated Change in Fair Value	Fair Value
Hypothetical Change in Interest Rates	(Dollars in thousands)
200 basis point increase	$(2,944)	$38,252
100 basis point increase	(1,470)	39,725
No change		41,195
100 basis point decrease	1,461	42,657
200 basis point decrease	2,935	44,130

The table below shows the interest rate sensitivity of PCA’s fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2018 (unaudited):

	Estimated Change in Fair Value	Fair Value
Hypothetical Change in Interest Rates	(Dollars in thousands)
200 basis point increase	$(1,752)	$22,771
100 basis point increase	(875)	23,648
No change		24,523
100 basis point decrease	870	25,393
200 basis point decrease	1,741	26,264

The table below shows the interest rate sensitivity of PIPE’s fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2018 (unaudited):

	Estimated Change in Fair Value	Fair Value
Hypothetical Change in Interest Rates	(Dollars in thousands)
200 basis point increase	$(1,393)	$18,096
100 basis point increase	(695)	18,793
No change		19,488
100 basis point decrease	691	20,180
200 basis point decrease	1,384	20,872

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. Each exchange addressed this risk by investing primarily in fixed maturity securities that were rated at least “A” by Moody’s or an equivalent rating quality. Each exchange also independently, and through its outside investment manager, monitored the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit its exposure to risk, each exchange employed diversification rules that limited the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that the exchange will incur economic losses on its equity securities due to adverse changes in equity prices.

Impact of Inflation

Increases in the cost of medical procedures and related services can affect the losses that we may incur in connection with resolving claims under policies that we issue. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We, like all insurance companies, establish insurance premiums levels before the amount of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it.

Results of Operations of PCA

PCA’s results of operations were influenced by factors affecting the MPLI industry in general. The operating results of the United States MPLI industry are subject to significant variations due to competition, regulation and changes in regulation, rising medical expenses, judicial trends, fluctuations in interest rates and other changes in the investment environment.

The major components of PCA’s operating revenues and net income are as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
Revenues:
Net premiums earned	$7,112	$7,480

Total revenues	7,112	7,480
Expenses:
Losses and loss adjustment expenses	9,990	4,012
Underwriting expenses	3,428	3,501

Underwriting loss	(6,306)	(33)
Investment income, net of investment expenses	318	571
Realized investment gains, net	10	13
Interest expense	—	(31)

(Loss) income before income taxes	(5,978)	520
Income tax (benefit) expense	(1,468)	209

Net (loss) income	$(4,510)	$311

Premiums Written and Premiums Earned

Direct written premium for the year ended December 31, 2018 was $6.3 million as compared to $7.7 million for the year ended December 31, 2017, or a 18% decrease. Direct premium earned for the year ended December 31, 2018 was $7.9 million as compared to $8.9 million for the year ended December 31, 2017, or a 11% decrease. Ceded premium earned for the year ended December 31, 2018 was $0.8 million as compared to $1.4 million for the year ended December 31, 2017, or a 43% decrease.

Net Investment Income

The following table sets forth PCA’s average invested assets and investment income for the years ended December 31, 2018 and 2017 (dollars in thousands) (unaudited):

	Year Ended December 31,
	2018	2017
Average cash and invested assets	$31,085	$36,120
Net investment income	318	571
Return on average cash and invested assets	1.02%	1.58%

Investment Income, Net of Expenses

Net investment income for the year ended December 31, 2018 was $0.3 million as compared to $0.6 million for the year ended December 31, 2017. The average monthly net investment income decreased from $48,000 for the year ended December 31, 2017 to $27,000 for the year ended December 31, 2018. For the year ended December 31, 2018, PCA adopted an accounting standard which requires that unrealized gains or losses for equity securities previously classified as available-for-sale securities for 2017 be recorded against earnings of the exchange. The effect of adopting the accounting standard was to reduce net investment income by $0.4 million or a reduction of the average monthly net investment income amount for 2018 by $35,000. With the exclusion of adopting the new accounting standard, the average monthly net investment income would have been $62,000 and the return on average cash and invested assets would have been 2.38% for the year ended December 31, 2018.

Realized Investment Gains (Losses), Net

PCA had net realized gains of $10,000 for the year ended December 31, 2018 as compared to net realized gains of approximately $13,000 for the year ended December 31, 2017.

PCA’s fixed maturity investments are available-for-sale because it would, from time to time, make sales of securities that are not impaired, consistent with its investment goals and policies. At December 31, 2018, PCA had gross unrealized losses on fixed maturity securities of approximately $531,000 as compared to gross unrealized losses on fixed maturity securities of approximately $160,000 at December 31, 2017. Most of these unrealized losses were attributable to an increase in interest rates. PCA evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. PCA believed that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends, and there is no evidence the entire amortized cost basis will not be recovered.

Underwriting Income

As discussed above, we evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, we also utilize certain financial performance measures that are used widely in the property and casualty insurance industry. These financial performance measures are underwriting income (loss), losses and loss adjustment expenses ratio, expense ratio, combined ratio, and net written premiums to statutory surplus ratio.

Underwriting income measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Losses and Loss Adjustment Expenses

PCA’s losses and loss adjustment expenses ratio was 140.5% for the year ended December 31, 2018 as compared to 53.6% for the year ended December 31, 2017.

The favorable development of $0.4 during the year ended December 31, 2017 was primarily related to re-estimation of unpaid losses and loss adjustment expenses on all claims-made policy years. The unfavorable development of $6.1 million during the year ended December 31, 2018 was primarily related to the 2015 to 2017 policy years based on changes in reserve indications from December 31, 2017. The unfavorable development of $(6.1) million during the year ended December 31, 2018 was primarily related to reserve strengthening in the 2015 ($400,000) occurrence policy year, the 2016 ($500,000) tail policy year and the 2017 ($400,000) and 2014 through 2017 ($4,500,000) claims-made policy years. A majority of these changes in indications were related to PCA’s new claims management team and a change in reserving philosophy of setting reserves at the expected value as soon as possible when the liability is acknowledged.

As discussed in “Critical Accounting Policies”, the MPL line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $3.4 million for the year ended December 31, 2018 as compared to $3.5 million for the year ended December 31, 2017. PCA had $153,000 and $125,000 in initial public offering and conversion costs that were expensed in 2018 and 2017, respectively, and are included in underwriting and administrative expenses. Administrative costs are directly tied to the amount of premiums written by PCA in a given period, because the fees payable to PTP were equal to 25% of the premiums written by PCA.

Income (Loss) Before Income Taxes

PCA had a pre-tax loss of $(6.0) million for the year ended December 31, 2018 as compared to pre-tax income of $0.5 million for the year ended December 31, 2017. The decrease in income before income taxes between the years ended December 31, 2017 and 2018 is primary related due to a reduction in net premiums earned of $0.4 million and an increase in loss and loss adjustment expenses of $6.0 million.

Income Tax Expense (Benefit)

For the year ended December 31, 2018, PCA had an income tax benefit of $(1.5) million as compared to an income tax expense of $0.2 million for the year ended December 31, 2017. PCA’s effective tax rate for the years ended December 31, 2018 and 2017 was 21% and 34%, respectively.

Net Income (Loss)

For the year ended December 31, 2018, PCA had a net loss of $(4.5) million as compared to net income of $0.3 million for the year ended December 31, 2017.

Mandatory Assumed Reinsurance

Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its direct premiums written in Pennsylvania. PCA incurred assessment expense (income) of $(11,000) and $22,000 for the years ended December 31, 2018 and 2017, respectively.

Financial Position of PCA

At December 31, 2018, PCA had total assets of $36.0 million as compared to $39.6 million at December 31, 2017. Total assets decreased by $3.6 million from December 31, 2017 and December 31, 2018. Total cash and invested assets decreased by $4.2 million from December 31, 2017 to December 31, 2018, due to the timing of receipt of reinsurance receivables, lower premiums in 2018 as compared to 2017, an increase of loss payments made from December 31, 2017 to December 31, 2018, and net unrealized losses recorded for 2018 as compared to net unrealized gains for 2017. Reinsurance receivables, which are attributable mainly to the timing of payments from reinsurers, decreased by approximately $0.1 million from December 31, 2017 to December 31, 2018, while premiums receivable decreased by $0.3 million from December 31, 2017 to December 31, 2018, all of which were offset by an increase in deferred income taxes of $1.0 million from December 31, 2017 to December 31, 2018.

At December 31, 2018, PCA had total liabilities of $27.0 million as compared to total liabilities of $25.7 million at December 31, 2017. The increase in total liabilities of $1.3 million is primarily attributable to a $3.6 million increase in the liability for losses and loss adjustment expenses, a $2.0 million decrease in unearned and advance premium, and a decrease in due to affiliates of $0.3 million.

At December 31, 2018, PCA had total equity of $9.0 million as compared to $13.9 million at December 31, 2017. The change in equity during the year ended December 31, 2018 is related to comprehensive loss of $(4.9) million. The change in equity during the year ended December 31, 2017 is related to comprehensive income of $0.6 million.

Liquidity and Capital Resources of PCA

PCA generated sufficient funds from its operations and maintained a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds were premium collections, investment earnings, and maturing investments.

PCA maintained investment and reinsurance programs that were intended to provide sufficient funds to meet its obligations without forced sales of investments. PCA maintained a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The following table summarizes, as of December 31, 2018 (unaudited), PCA’s future payments and estimated claims and claims related payments for continuing operations.

	Payments due by period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross losses and loss adjustment expense payments	$22,166	$1,063	$7,855	$8,105	$5,143

Total Contractual Obligations	$22,166	$1,063	$7,855	$8,105	$5,143

The timing of the amounts of the gross losses and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

Cash flows from continuing operations for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
	(audited)	(audited)
Cash flows used in operating activities	$(3,348)	$(5,566)
Cash flows provided by investing activities	244	4,518
Cash flows used in financing activities	—	(500)

Net decrease in cash and cash equivalents	$(3,104)	$(1,548)

For the year ended December 31, 2018, cash flows from operating activities were $(3.3) million as compared to $(5.6) million for the year ended December 31, 2017. This smaller negative cash flows from operating activities was primarily caused by the timing of paid losses and less premiums written in 2018 as compared to 2017. Cash flows from investing activities were $0.2 million for the year ended December 31, 2018 as compared to $4.5 million for the year ended December 31, 2017, primarily reflecting the time needed to reinvest funds from maturing securities. Cash flows from financing activities for the year ended December 31, 2018 was $0 as compared to $(0.5) million for the year ended December 31, 2017. For the year ended December 31, 2018, there were no cash flows from financing activities.

Off-Balance Sheet Arrangements of PCA

PCA had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital reserves.

Results of Operations of PIPE

PIPE’s results of operations were influenced by factors affecting the MPLI industry in general. The operating results of the United States MPLI industry are subject to significant variations due to competition, changes in regulation, rising medical expenses, judicial trends, fluctuations in interest rates and other changes in the investment environment.

The major components of PIPE’s operating revenues and net income are as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
Revenues:
Net premiums earned	$3,380	$3,148

Total revenues	3,380	3,148
Expenses:
Losses and loss adjustment expenses	2,920	1,823
Underwriting expenses	2,019	1,855

Underwriting loss	(1,559)	(530)
Investment income, net of investment expenses	355	520
Realized investment gains, net	39	51
Interest expense	—	—

(Loss) income before income taxes	(1,165)	41
Income tax (benefit) expense	(366)	101

Net loss	$(799)	$(60)

Premiums Written and Premiums Earned

Direct premium written for the year ended December 31, 2018 was $3.4 million as compared to $3.6 million for the year ended December 31, 2017, or a 6% decrease. Direct premium earned for the year ended December 31, 2018 was $3.7 million as compared to $3.8 million for the December 31, 2017, or a 3% decrease. Direct ceded premium earned for the year ended December 31, 2018 was $0.3 million as compared to $0.6 million for the year ended December 31, 2017, or a decrease of 51%.

Net Investment Income

The following table sets forth PIPE’s average cash and invested assets and investment income for the years ended December 31, 2018 and 2017 (dollars in thousands) (unaudited):

	Year Ended December 31,
	2018	2017
Average cash and invested assets	$23,778	$25,555
Net investment income	355	521
Return on average cash and invested assets	1.49%	2.04%

Investment Income, Net of Expenses

Net investment income for the year ended December 31, 2018 was $0.4 million as compared to $0.5 million for the year ended December 31, 2017. The average monthly net investment income decreased from $43,000 during the year ended December 31, 2017 to $30,000 during the year ended December 31, 2018. For the year ended December 31, 2018, PIPE adopted an accounting standard which requires that unrealized gains or losses for equity securities previously classified as available-for-sale securities for 2017 be recorded against earnings of the exchange. The effect of adopting the accounting standard was to reduce net investment income by $0.3 million or a reduction of the average monthly net investment income amount for 2018 by $35,000. With the exclusion of adopting the new accounting standard, the average monthly net investment income would have been $55,000 and the return on average cash and invested assets would have been 2.76% for the year ended December 31, 2018.

Realized Investment Gains (Losses), Net

PIPE had net realized gains of $39,000 for the year ended December 31, 2018 as compared to net realized gains of $51,000 for the year ended December 31, 2017.

PIPE’s fixed maturity investments are available-for-sale because it would, from time to time, make sales of securities that are not impaired, consistent with its investment goals and policies. At December 31, 2018, PIPE had gross unrealized losses on fixed maturity securities of approximately $453,000 as compared to gross unrealized losses on fixed maturity securities of $188,000 at December 31, 2017. Most of these unrealized losses were attributable to fluctuations in interest rates. PIPE evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. PIPE believed that the foregoing declines in fair value in its existing portfolio are most likely attributable to fluctuations in interest rates, and there is no evidence the entire amortized cost basis will not be recovered.

Underwriting Income (Loss)

Underwriting income (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Losses and Loss Adjustment Expenses

PIPE’s losses and loss adjustment expenses ratio was 86.4% for the year ended December 31, 2018 as compared to 57.9% for the year ended December 31, 2017.

The favorable development of $0.3 million during the year ended December 31, 2017 was primarily related to re-estimation of unpaid losses and loss adjustment expenses in the 2013 and 2014 policy years. The unfavorable development of $(0.9) million during the year ended December 31, 2018 was primarily related to reserve strengthening in the 2015 ($1,000,000) occurrence policy year and the 2013 ($500,000) claims-made policy years. PIPE did realize positive reserve development for the 2010-2012 occurrence policy years of $800,000. A majority of these changes in indications were related to PIPE’s new claims management team and a change in reserving philosophy of setting reserves at the expected value as soon as possible when the liability is acknowledged.

As discussed in “Critical Accounting Policies”, the MPLI line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $2.0 million for the year ended December 31, 2018 as compared to $1.9 million for the year ended December 31, 2017. PIPE had $151,000 and $99,000 in initial public offering and conversion costs in 2017 and 2016, respectively, which are included in underwriting and administrative expenses. Administrative costs are directly tied to the amount of premiums written by PIPE in a given period, because the fees payable to PIPE Management were equal to 25% of the premiums written by PIPE.

Income (Loss) Before Income Taxes

For the year ended December 31, 2018, PIPE had a pre-tax loss of $(1.2) million as compared to pre-tax income of $41,000 for the year ended December 31, 2017.

Income Tax Expense (Benefit)

For the year ended December 31, 2018, PIPE had an income tax benefit of $(0.4) million as compared to an income tax expense of $101,000 for the year ended December 31, 2017. PIPE’s effective tax rate for the years ended December 31, 2018 and 2017 was 21% and 34%, respectively.

Net Income (Loss)

For the year ended December 31, 2018, PIPE had a net loss of $(0.8) million as compared to a net loss of $(60,000) for the year ended December 31, 2017.

Mandatory Assumed Reinsurance:

Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania. PIPE incurred assessment expense of $3,000 and 27,000 for the years ended December 31, 2018 and 2017, respectively.

Financial Position of PIPE

At December 31, 2018, PIPE had total assets of $24.9 million as compared to $26.6 million at December 31, 2017. The decrease in total assets of $1.7 million from December 31, 2017 and December 31, 2018 is primarily attributable to a decrease in total cash and invested assets by $2.5 million from December 31, 2017 to December 31, 2018, due to the timing of the receipt of reinsurance receivables, lower premium written in 2018 as compared to 2017, increased loss payments made in 2018 as compared to 2017, and net unrealized losses recorded for 2018 as compared to net unrealized gains for 2017. Premiums receivable decreased from 2017 to 2018 by $168,000 and deferred acquisitions costs decreased by $12,000, all of which were offset by an increase in reinsurance receivables, which are attributable mainly to the timing of payments from reinsurers, by $141,000, an increase in deferred income taxes of $131,000, and a surplus note receivable of $500,000 from PIPE to PPIX during the year ended December 31, 2018.

At December 31, 2018, PIPE had total liabilities of $13.8 million as compared to $14.4 million at December 31, 2017. The decrease in total liabilities of $0.6 million is primarily attributable to a $198,000 decrease in the liability for losses and loss adjustment expenses, a $505,000 decrease in unearned and advance premiums, and a decrease in due to affiliates of $37,000, which were offset by an increase in reinsurance payable of $30,000 during the year ended December 31, 2018.

At December 31, 2018, PIPE had total equity of $11.2 million as compared to $12.3 million at December 31, 2017. The change in equity during the year ended December 31, 2018 is related to comprehensive loss of $(1.1) million. The change in equity during the year ended December 31, 2017 is related to comprehensive income of $32,000.

Liquidity and Capital Resources of PIPE

PIPE generated sufficient funds from its operations and maintained a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds were premium collections, investment earnings and maturing investments.

PIPE maintained investment and reinsurance programs that were intended to provide sufficient funds to meet its obligations without forced sales of investments. PIPE maintained a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The following table summarizes, as of December 31, 2018 (unaudited), PIPE’s future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments due by period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross losses & loss adjustment expense payments	$11,266	$634	$3,556	$2,281	$4,795

Total Contractual Obligations	$11,266	$634	$3,556	$2,281	$4,795

The timing of the amounts of the gross losses and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

Cash flows from continuing operations for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017
	(audited)	(audited)
Cash flows used in operating activities	$(1,272)	$(1,149)
Cash flows provided by (used in) investing activities	229	(5,142)
Cash flows provided by financing activities	—	—

Net decrease in cash and cash equivalents	$(1,043)	$(6,291)

For the year ended December 31, 2018, cash flows from operations was ($1.3) million as compared to $(1.1) million for the year ended December 31, 2017. The larger negative cash flows from operating activities was primarily attributable to the timing of paid losses and less premium written in 2018 as compared to 2017. For the year ended December 31, 2018, cash flows from investing activities were $0.2 million as compared to $(5.1) million for the year ended December 31, 2017. The positive cash flows from investing activities is primarily attributable to the time necessary to reinvest maturing securities and the execution of the surplus note receivable between PIPE and PPIX during the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, there were no cash flows from financing activities.

Off-Balance Sheet Arrangements

PIPE had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital reserves.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POSITIVE PHYSICIANS HOLDINGS, INC.

FINANCIAL STATEMENTS

(with Report of Independent Registered Public Accounting Firm)

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

POSITIVE PHYSICIANS HOLDINGS, INC.

FINANCIAL STATEMENTS

(with Report of Independent Registered Public Accounting Firm)

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors of Positive Physicians Holdings, Inc:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Positive Physicians Holdings, Inc (the “Company”) as of December 31, 2018, the related statements of income, and cash flows, for the period from May 1, 2018 (date of inception) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from May 1, 2018 (date of inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2018.

Milwaukee, Wisconsin

April 24, 2019

POSITIVE PHYSICIANS HOLDINGS, INC.

BALANCE SHEET

DECEMBER 31, 2018

2018
ASSETS
Deferred registration costs	$261,207

TOTAL ASSETS	$261,207

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES:
Due to affiliates	$261,207

TOTAL LIABILITIES	261,207
STOCKHOLDER’S EQUITY	—

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$261,207

See notes to financial statements.

POSITIVE PHYSICIANS HOLDINGS, INC.

STATEMENT OF INCOME

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

2018
REVENUES:
Revenues	$—

TOTAL REVENUES	—

EXPENSES:
Operating expenses	—

TOTAL EXPENSES	—

NET INCOME	—
RETAINED EARNINGS, beginning of period	—

RETAINED EARNINGS, end of period	$—

See notes to financial statements.

POSITIVE PHYSICIANS HOLDINGS, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—

NET CASH PROVIDED BY OPERATING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration costs	(261,207)
Due to affiliates	261,207

NET CASH PROVIDED BY FINANCING ACTIVITIES	—

NET CHANGE IN CASH	—
CASH, beginning of period	—

CASH, end of period	$—

See notes to financial statements.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

1.	Organization and Operations:

Positive Physicians Holdings, Inc. (“Company”) is a newly created Pennsylvania domiciled holding company formed to be the stock holding company for Positive Physicians Insurance Company (“PIC”) following the conversions of Positive Physicians Insurance Exchange, Professional Casualty Association, and Physicians’ Insurance Program Exchange from reciprocal insurance exchanges to stock insurance companies pursuant to the Pennsylvania Medical Professional Liability Reciprocal Exchange-to-Stock Conversion Act (“Conversion Act”). The Company was incorporated under the laws of the Commonwealth of Pennsylvania on May 1, 2018. The Company has had no significant operations and has not engaged in any business to date.

Positive Physicians Insurance Exchange (“PPIX”) was a subscriber-owned, reciprocal insurance exchange. PPIX received its Certificate of Authority on April 20, 2004 from the Commonwealth of Pennsylvania Insurance Department (“Department”) and commenced operations on July 1, 2004. On May 1, 2011, the PPIX expanded its operations and was issued a Certificate of Authority by the New Jersey Department of Banking and Insurance. PPIX continued to expand its operation and was issued Certificates of Authority by the Delaware Department of Insurance, Ohio Department of Insurance, and Maryland Department of Insurance on February 13, 2013, March 25, 2013, and April 30, 2014, respectively. PPIX’s primary business is to provide medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers. The members of PPIX consisted exclusively of PPIX’s subscribers. Underwriting is based on the applicants’ specialty, location, and claims history. PPIX was managed by Specialty Insurance Services, LLC (“SIS”), a Pennsylvania limited liability company, pursuant to the terms of an Attorney-In-Fact Agreement between PPIX and SIS, effective March 10, 2004. Pursuant to the terms of the amended agreement, SIS provided underwriting and administrative services to PPIX based on a percentage not to exceed 25% for gross written premium, less return premium.

On October 9, 2018, Positive Physicians Captive Insurance Company, a sponsored captive insurance company, was incorporated in the State of New Jersey and became a wholly-owned subsidiary of PPIX. PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018. PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”). Keystone is owned by an insured of the Exchange. Effective October 16, 2018, the Exchange entered into a reinsurance agreement with Keystone.

Professional Casualty Association (“PCA”) was an unincorporated, subscriber-owned exchange organized on April 16, 2003. PCA received its Certificate of Authority on June 26, 2003 and was licensed by the Department as a reciprocal insurance exchange. Additionally, PCA was licensed as an admitted carrier on November 2, 2015 by the Michigan Department of Insurance and Financial Services. PCA’s primary business is to provide medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers. The members of PCA consisted exclusively of PCA’s subscribers. Underwriting is based on the applicants’ specialty, location, and claims history. PCA was managed by Professional Third Party, LP (“PTP”) pursuant to the terms of an Attorney-In-Fact Agreement between PCA and PTP, effective April 16, 2003. Pursuant to the terms of the agreement, PTP provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PCA and pays certain expenses on behalf of PCA in exchange for 25% of the gross written premium.

Physicians’ Insurance Program Exchange (“PIPE”) is an unincorporated, subscriber-owned, exchange organized on March 14, 2005. The Exchange received its Certificate of Authority on August 24, 2005 and was licensed by the Department as a reciprocal insurance exchange. Additionally, PIPE was licensed as an admitted carrier on October 15, 2013 by the South Carolina Department of Insurance. PIPE’s primary business is to provide medical professional liability insurance consisting of claims-made and occurrence basis policies to health care providers practicing in the Commonwealth of Pennsylvania. The members of PIPE consisted exclusively of PIPE’s subscribers.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

1.	Organization and Operations (continued):

Underwriting is based on the applicants’ specialty, location and claims history. PIPE was managed by Physicians’ Insurance Program Management Company (“PIPMC”) pursuant to the terms of an Attorney-In-Fact Agreement between PIPE and PIPMC, effective August 24, 2005. Pursuant to the terms of the agreement, PIPMC provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PIPE and pays certain expenses on behalf of PIPE for 25% of gross written premium.

Diversus, Inc. (“Diversus”) is a Delaware domiciled holding company which was formed to aggregate specialty insurance business in the medical professional insurance market. Diversus was initially formed in Bermuda as DSN Holdings, Ltd. on December 28, 2012. SIS, PTP, and PIPMC are wholly-owned subsidiaries of Diversus. SIS, PTP, and PIPMC had the power to direct the activities that most significantly impact the economic performance of PPIX, PCA, and PIPE, respectively.    Diversus Management, Inc. (“DMI”), a wholly-owned subsidiary of Diversus, provided services to PPIX, PCA, and PIPE. As the Company is scheduled not to have any full-time employees, after completion of the conversions and the offerings, DMI will manage the daily operations of the Company and its wholly-owned subsidiary, PIC, which will be the successor to PPIX, PCA, and PIPE. DMI currently provides the staff and resources to SIS, PTP, and PIPMC under intercompany arrangements. The attorneys-in-fact will be merged into DMI and will cease to exist as separate entities upon completion of the conversions and offerings as discussed in Note 3 and 4.

Insurance Capital Group, LLC (“ICG”) is a Delaware domiciled holding company that was organized on January 8, 2018, for the purpose of acquiring and making investments in businesses across targeted sectors, with a focus on sponsored insurance company demutualization’s and other complex conversion transactions.

2.	Summary of Significant Accounting Policies and Principles:

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Actual results could differ from these estimates and such differences could be material.

3.	Plans of Conversion:

PPIX, PCA, and PIPE were reciprocal insurance exchanges. As such, they had no shareholders, but did have subscribers or members. The subscribers of PPIX, PCA, and PIPE were their policyholders. Unlike shareholders, the subscribers had no voting rights with respect to the governance of their respective exchange. All of the decision making authority relating to the operations and governance of a reciprocal insurance exchange resided in the attorney-in-fact, which under the organizational documents of PPIX, PCA, and PIPE, could only be terminated with the mutual agreement of the attorney-in-fact and the respective exchange. The subscribers only had such voting rights as were required by Pennsylvania law, including the right to vote to approve the conversion from reciprocal insurance exchange to stock form. In addition, unlike shares held by shareholders, the memberships in PPIX, PCA, and PIPE were not transferable and did not exist separate from the related insurance policy issued by the exchange. Therefore, these membership rights were extinguished when a policyholder canceled or did not renew its policy or the policy is otherwise terminated.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

3.	Plans of Conversion (continued):

The Conversion Act requires the reciprocal insurance exchange to adopt a plan of conversion that grants each eligible subscriber nontransferable subscription rights to purchase a portion of the capital stock of the converted stock company. Such rights, in the aggregate, must give the eligible subscribers the right, prior to the right of any other person, to purchase 100% of the capital stock of the converted stock company. The Conversion Act also requires that the plan of conversion provide that if the eligible subscribers do not purchase all the shares being offered, the remaining shares must be sold in a public offering or a private placement with the approval of the Department.

On June 1, 2018, SIS adopted a plan of conversion by which PPIX would convert from a reciprocal insurance exchange to a stock insurance company by merging with and into PPIX Conversion Corp. Following the conversion, PPIX Conversion Corp. became a wholly-owned subsidiary of the Company. The affirmative vote of at least two-thirds of the votes cast by subscribers of PPIX as of June 1, 2018, is necessary to approve the plan of conversion at a special meeting of the subscribers which was held on March 25, 2019.

On June 1, 2018, PTP adopted a plan of conversion by which PCA would convert from a reciprocal insurance exchange to a stock insurance company by merging with and into PCA Conversion Corp. Following the conversion, PCA Conversion Corp. became a wholly-owned subsidiary of the Company. The affirmative vote of at least two-thirds of the votes cast by subscribers of PCA as of June 1, 2018, is necessary to approve the plan of conversion at a special meeting of the subscribers which was held on March 25, 2019.

On June 1, 2018, PIPMC adopted a plan of conversion by which PIPE would convert from a reciprocal insurance exchange to a stock insurance company by merging with and into PIPE Conversion Corp. Following the conversion, PIPE Conversion Corp. became a wholly owned subsidiary of the Company. The affirmative vote of at least two-thirds of the votes cast by subscribers of PIPE as of June 1, 2018, is necessary to approve the plan of conversion at a special meeting of the subscribers which was held on March 25, 2019.

In connection with the completion of the conversions, all of the outstanding shares of common stock shares of PPIX Conversion Corp., PCA Conversion Corp., and PIPE Conversion Corp. are to be issued to the Company, and they will then become wholly-owned stock subsidiaries of the Company. Contemporaneously with the completion of the conversions and the mergers, PCA Conversion Corp. and PIPE Conversion Corp. will merge with and into PPIX Conversion Corp., which will change its name to Positive Physicians Insurance Company. PIC will then be the Company’s sole subsidiary.

On February 5, 2019, the Department approved the conversion plans of PPIX, PCA, and PIPE. The conversions from reciprocal insurance exchanges to stock insurance companies took place on March 27, 2019. On the same date, PCA Conversion Corp. and PIPE Conversion Corp. merged with and into PPIX Conversion Corp. and the resulting company was renamed was Positive Physicians Insurance Company.

4.	Conversion Offering:

As part of the conversions of PPIX, PCA, and PIPE, the Company is scheduled to offer between 3,570,000 shares and 4,830,000 shares of its common stock at a price of $10 per share. The offering is to commence in two phases: (1) subscription offering and (2) community offering.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

4.	Conversion Offering (continued):

Under the subscription offering phase, the eligible subscribers of PPIX, PCA, and PIPE as of June 1, 2018 have the right to purchase shares of common stock in the offering subject to the limitation that no eligible subscriber can, together with its affiliates, purchase more than 5,000 shares in the offering and to the allocation of shares in the event of an oversubscription, as defined.

Under the community offering phase, shares of common stock will be offered to certain stockholders of Diversus and to ICG and Enstar Holdings (US) LLC (“Enstar”), the majority stockholder of Diversus. Unlike the subscription offering, except for ICG and Enstar, purchasers in the community offering do not have any right to purchase shares in the offering, and their orders are subordinate to the rights of the purchasers in the subscription offering.

Holders of Diversus’s common stock are permitted to purchase that number of shares that have a purchase price equal to 33% of the purchase price such stockholder paid for such stockholder’s shares of Diversus’ common stock. Holders of Diversus’s preferred stock are permitted to purchase that number of shares that have a purchase price equal to 10% of the purchase price such stockholder paid for such stockholder’s shares of Diversus’ preferred stock. However, the stockholders of Diversus (excluding Enstar) collectively cannot purchase more than 5% of the total number of shares available after giving effect to the shares sold in the subscription offering and no Diversus stockholder (other than Enstar) may purchase, together his or her affiliates, more than 25,000 shares of the Company’s common stock.

On June 8, 2018, the Company entered into the standby stock purchase agreement with ICG. Subject to the terms and conditions of the standby stock purchase agreement, ICG has agreed to purchase from the Company at a price of $10 per share such number of shares as is necessary in the community offering phase for the minimum of 3,570,000 shares to be sold as required under the plan of conversion. ICG, however, has the right to purchase additional shares from the Company up the offering maximum of 4,830,000 shares. ICG, as the standby purchaser, has agreed to permit Enstar to purchase 30% of the shares that ICG would otherwise purchase in the offering pursuant to a governance agreement entered between ICG and Enstar.

The standby purchaser’s right to purchase shares in the offering is subject to the rights of eligible subscribers to purchase in the subscription offering phase. If purchasers in the subscription offering phase subscribe to purchase all of the 4,830,000 shares offered hereby, ICG, Enstar, and Diversus stockholders will be unable to purchase shares in the offering. Additionally, if purchasers in the subscription offering subscribe to purchase 2,415,000 shares or more, ICG will not be able to purchase a majority of the number of shares in the offering. Accordingly, ICG’s ownership percentage of the Company’s common stock after the completion of the offering will range from 0% to 60%.

ICG has agreed to loan up to $750,000 to the Company to fund expenses the Company would incur in connection with the conversion and the offerings. The Company has issued an exchangeable note to ICG in connection with such credit facility. The outstanding principal balance of the exchangeable note will automatically convert into shares of the Company’s common stock at a price of $10 per share upon completion of the offerings. The shares issued upon the conversion of the exchangeable note will count towards the minimum number of shares that must be sold in the offerings. Enstar has agreed with ICG that Enstar will fund 30% of the advances made under the exchangeable note. At December 31, 2018, there was no outstanding balance of the exchangeable note.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

4.	Conversion Offering (continued):

During the year ended December 31, 2018, PPIX, PCA, and PIPE paid for certain conversion and securities offering costs on behalf of the Company. The amount due to the exchanges at December 31, 2018 was $261,207.

The effective date for the Securities and Exchange Commission Form S-1 Registration Statement for the initial public offering of Holdings was February 11, 2019. The offering was completed on March 27, 2019. A total of 3,615,500 shares of the Company’s common stock were sold in the offering resulting in gross proceeds of $36,155,000. The Company is listed on the NASDAQ Capital Market under the symbol of “PPHI.”

5.	Management Services Agreement

During 2018, each of the exchanges paid a management fee equal to 25% of its gross written premium to its respective attorney-in-fact. The Company and PIC have entered into a management agreement with DMI that will be effective upon completion of the conversions and the offerings. The new management agreement will be for a term of seven years and will automatically be renewed for one year at each anniversary date of the agreement so that the remaining term of the agreement will always between six to seven years. However, the management agreement may be terminated by either party under certain circumstances. Underwriting decisions will be made by the officers of PIC. Additionally, the board of directors of PIC will have enhanced oversight and approval rights over the services provided and decisions made by DMI on PIC’s behalf. The new management agreement is subject to approval by the Department.

Under the new management agreement, PIC will incur a base management fee based upon a percentage of its gross written premium, less return premium. Beginning in 2019, the fee will be reduced from the 2018 rate of 25% of gross written premium to 12%. The base management fee percentage will subsequently decline to 11% for 2020 and 10% for 2021. At January 1, 2022, the base management fee percentage will thereafter be set at 9%. If by December 31, 2019, Holdings has not acquired one or more additional insurance entities with additional annual gross written premium of at least $10,000,000 and that become subject to the management agreement, the reduction in fees scheduled for 2020 will be deferred by one year. The agreement also provides for a performance management fee reflecting the profitability of PIC based upon the ratio of PIC’s losses and loss adjustment expenses and other underwriting expenses to net earned premium. In consideration for the new management agreement that provides for reduced management fees, the Company will make a one-time payment of $10,0000,000 from the proceeds of the offering to Diversus.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

6.	Credit Facility to Diversus:

The Company has agreed to provide a $6,000,000 credit facility to Diversus to provide working capital. Diversus may borrow up to $500,000 at any time and may borrow additional amounts at any time after the completion of the conversions and the offering. Outstanding borrowings under the credit facility will bear interest at 8%, will be unsecured, and will be subordinate to the existing senior debt and other commercial loan obligations of Diversus. The loan is to be convertible into common stock shares of Diversus at a price of $1 per share at the option of Diversus. At December 31, 2018, there was no outstanding balance of the credit facility.

7.	Option Agreement:

Upon completion of the conversions of PPIX, PCA, and PIPE and the securities offering, the Company and Diversus entered into an option agreement on March 27, 2019 whereby either party has the option to cause Diversus to merge with and become a wholly-owned subsidiary of the Company. Under the terms of the agreement, the option may be exercised by either the Company or Diversus at any time (1) during the period beginning two years after completion of the conversions of the exchanges and ending 54 months after the completion of the conversions, or (2) if earlier than two years after the completion of the conversions, then such date that ICG no longer has the right to appoint a majority of the board of directors of the Company. In connection with any merger, the common stock shareholders of Diversus will receive either cash, common stock shares of the Company, or some combination thereof for their shares of Diversus’s common stock. In regard to the preferred stock shares of Diversus, they will either be paid out in cash or converted into common stock shares of Diversus as if such preferred stock shares were converted into Diversus’s common stock shares immediately prior to the effective date of the merger.

8.	Equity:

The Company is authorized to issue 10,000,000 shares of no-par value common stock. At December 31, 2018, there were no shares of common stock issued and outstanding.

Payment of dividends on the Company’s common stock is subject to the determination of the Company’s board of directors. Additionally, Pennsylvania law sets the maximum amount of dividends that may be paid by PIC during the twelve-month period after notice to, but without prior approval of, the Department. This amount cannot exceed the greater of (1) 10% of the Company’s surplus as reported on the most recent annual statement filed with the Department, or (2) the Company’s statutory net income for the period covered by the annual statement as reported on such statement.

The order of the Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by the Company to ICG or Enstar without the prior approval of the Department, for a period of three years following the effective date of the conversions.

9.	Subsequent Events:

Subsequent events have been evaluated through the date the financial statements were available to be issued.

POSITIVE PHYSICIANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2018 (DATE OF INCEPTION) TO DECEMBER 31, 2018

9.	Subsequent Events (continued):

As discussed in Notes 3 and 4, on February 5, 2019 the Department approved the conversion plans of PPIX, PCA, and PIPE. The effective date for the Securities and Exchange Commission Form S-1 Registration Statement for the initial public offering of Holdings was February 11, 2019. The subscribers of PPIX, PCA, and PIPE approved the conversions from reciprocal insurance exchanges to stock insurance companies on March 25, 2019. The conversions from reciprocal insurance exchanges to stock insurance companies took place on March 27, 2019. On the same date, PCA Conversion Corp. and PIPE Conversion Corp. merged with and into PPIX Conversion Corp. and the resulting company was renamed Positive Physicians Insurance Company. Further, on March 27, 2018, the offering was completed. A total of 3,615,500 shares of the Company’s common stock were sold in the offering, resulting in gross proceeds of $36,155,000. Additionally, as discussed in Note 7, on March 27, 2019 the Company and Diversus entered into an option agreement for the possible merger of the Company and Diversus.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period rule of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Officers

Our board of directors consists of Paul M. J. Brockman, William E. Hitselberger, Craig A. Huff, Stephen J. Johnson, Duncan McLaughlin, Scott C. Penwell, Matthew T. Popoli, Lewis S. Sharps, M.D., and James L. Zech, each of whom also serves as a director of Positive Insurance Company. Each of the directors serves a term of one year, is elected annually, and will hold office until his successor has been elected and qualified or until his earlier death, resignation or removal. Annually, the director nominees are reviewed and proposed by the nominating/governance committee and are selected by the board of directors. ICG and Enstar have entered into an agreement that, among other things, affects the nomination and election of our directors. See – “Board Governance.”

Our executive officers are elected annually and, subject to the terms of their respective employment agreements, will hold office until their respective successors have been elected and qualified or until death, resignation or removal by the board of directors.

The following table sets forth certain information regarding our current directors.

	Age at March 31, 2019	Director Since (1)	Position with Positive Physicians Holdings, Inc.
Dr. Lewis S. Sharps, M.D.	69	2018	President, CEO, and Director
Scott C. Penwell	66	2018	Director
William E. Hitselberger	61	2018	Director
Stephen J. Johnson	64	2018	Director
James L. Zech	61	2018	Director
Paul M. J. Brockman	46	2019	Director
Duncan McLaughlin	48	2019	Director
Craig A. Huff	54	2019	Director
Matthew T. Popoli	43	2019	Director

(1)	Indicates year first elected as a director of Positive Physicians Holdings, Inc.

The business experience of each nonemployee director for at least the past five years is set forth below.

Lewis S. Sharps, M. D.

Dr. Sharps founded Positive Physicians Insurance Exchange in 2002 and has served as the CEO and President since its inception. In 2017 he became the CEO of Diversus Management and the President of Diversus Inc. Dr. Sharps attended medical school and completed his orthopaedic residency training at Thomas Jefferson University. He is a Fellow of The American Orthopaedic Society and The American Orthopaedic Association. He founded and managed multiple health care related companies and developed numerous instrument patents for minimally invasive spine surgery. Dr. Sharps served as President of the Pennsylvania Orthopaedic Society (POS) from 1999 to 2000. He was also instrumental in the creation of the Political Action Committee (PAC) of POS and was Chairman of the PAC from 1993 to 2011. During that time, the POS PAC became a major factor in Pennsylvania politics, protecting the long-term needs of the medical and orthopaedic communities. His experience and insights as a spine surgeon have greatly benefitted our risk management and claim management platform. He is a strong advocate of “integrated risk management”, whereby the medical malpractice insurer partners with the insureds and trains their in-house staff as to the benefits of notifying Positive Insurance Company of any unforeseen events and then working aggressively to resolve the issue.

Dr. Sharps has also been instrumental in developing technologies that promote patient safety in the operating room and continues to stress the need for integrated risk management in the freestanding outpatient office environment.

Scott C. Penwell

Scott C. Penwell, Esq., is an attorney who has practiced corporate, securities and insurance law for 35 years and is a member of the law firm of Penwell, Bowman + Curran LLC. Prior to that Mr. Penwell was an associate and partner at Duane Morris LLP from 1981 to 2004, a partner at Stevens & Lee, PC, from 2004 to 2012, and a partner at Rhoads & Sinon, LLP from 2012 to 2017. In addition to practicing law, he has served on the boards of directors of numerous companies including banks, mutual funds and technology companies. He also founded and has served as a director and corporate officer of two insurance companies. From 1987 until its sale in 2014, he was a director and corporate secretary of Eastern Alliance Insurance Company, a publicly traded, national insurance company, and from 2010 until its sale in 2017, he was a director and Chairman of the Board of Directors of Great Falls Insurance Company, a regional insurance company that writes insurance in the northeastern United States. Mr. Penwell has been Chairman of the Business Law Section of the Pennsylvania Bar Association and a member of the attorney advisory committees of both the Pennsylvania Corporation Bureau and the Pennsylvania Securities Commission. Mr. Penwell received his BA from Rutgers University, his MA from Villanova University and his JD from Temple Law School, where he was Editor-in-Chief of Temple Law Review.

Stephen J. Johnson

Stephen J. Johnson is a Insurance Financial and Regulatory Specialist with the law firm of Stradley Ronon Stevens & Young, LLP. Prior to joining Stradley Ronon in 2016, Mr. Johnson served as Deputy Insurance Commissioner for the Pennsylvania Insurance Department’s Office of Corporate and Financial Regulation from 1998-2015 where he oversaw the Bureau of Company Licensing and Financial Analysis and the Bureau of Financial Examinations. Before that Mr. Johnson served as Director of the Bureau of Financial Examinations where he oversaw a team of examiners and exam managers who conducted on-site reviews of the financial health of nearly 300 insurance companies in Pennsylvania, as well as continuing care retirement communities. Stephen also worked as Chief of the Financial Analysis Division in the Office of Corporate and Financial Regulation, supervising the department’s financial analysts and overseeing the analysis and review of financial statements filed by Pennsylvania’s licensed insurance companies. Before joining the Insurance Department, Stephen worked at the Pennsylvania Securities Commission as Chief Analyst and at the Department of Auditor General as a Field Auditor. He also worked as an Audit Supervisor for the accounting firm Laventhol and Horwath. Mr. Johnson has been involved with numerous committees, task forces and financial working groups of the National Association of Insurance Commissioners (NAIC), including the Statutory Accounting Principles Working Group, which he has been involved with since its founding in 1994, and the Financial Analysis Working Group, of which he was appointed chair in 2011. Mr. Johnson has nearly 30 years’ experience in the insurance industry and is a certified public accountant.

James L. Zech

James L. Zech is a co-founder and President of High Ridge Capital and has served in this position since its formation in 1995. In this connection, Mr. Zech has served as a director of Max Re Capital, the James River Group, Eastern Insurance Holdings, Front Royal Group, Acordia Inc., Old American Holdings, SelectQuote, Inc., and Insurance Data Systems. From 1988 through 1995, Mr. Zech was an investment banker covering the insurance industry. From 1988 through 1992, Mr. Zech was a member of the Insurance Group of Donaldson, Lufkin & Jenrette Securities Corporation. In 1992, Mr. Zech joined S.G. Warburg & Co. Inc. to form a U.S. Insurance Group as part of Warburg’s worldwide financial institutions practice. From 1984 through 1988, Mr. Zech was with American Independent Reinsurance Company where he served as Corporate Secretary and Counsel (1984-1985) and Chairman and CEO (1986-1988). From 1982 through 1984, Mr. Zech was a corporate attorney with the New York law firm of Simpson Thacher & Bartlett. Mr. Zech has a B.S. degree in economics from the Wharton School of the University of Pennsylvania (1979) and J.D. degree from New York University School of Law (1982).

William E. Hitselberger

William E. Hitselberger is the Chief Financial Officer of Sutton National Insurance Company, a property and casualty insurance company formed in 2019. Prior thereto, Mr. Hitselberger was the Treasurer of Castlepoint National Insurance Company from July 2016 through December 2018 and the Chief Financial Officer and Executive Vice President of Tower Group International, Ltd. (formerly, Tower Group Inc.) since March 15, 2010 and served as its Principal Accounting Officer during that time. Mr. Hitselberger joined the Tower Group International on December 8, 2009 as Senior Vice President. Mr. Hitselberger served as Executive Vice President of PMA Companies, Inc. (formerly, PMA Capital Corporation) from April 2004 to December 8, 2009. He served as Senior Vice President, Chief Financial Officer, and Treasurer of PMA Companies, Inc. from June 2002 to December 8, 2009. Mr. Hitselberger is a Certified Public Accountant and Chartered Financial Analyst. Mr. Hitselberger graduated from the University of Pennsylvania, where he received a B.S. in Economics in 1980.

Matthew T. Popoli

Matthew T. Popoli is a Founder and Chief Executive Officer of Insurance Capital Group, with 20 years of insurance industry experience with a specialized focus on sponsored demutualizations and similar complex conversion transactions. Prior to founding Insurance Capital Group, Mr. Popoli was a partner and Senior Managing Director at Reservoir Capital Group, which he joined in 2005, and led its financial services investing activities until when he left Reservoir in May 2018 to join ICG. Previously, Mr. Popoli was a Principal at Capital Z Partners and began his career as an investment banker in the insurance group at Morgan Stanley & Co. Mr. Popoli is a graduate of Amherst College, where he received a B.A. in Economics.

Craig A. Huff

Craig A. Huff is a Founder and Managing Partner of Insurance Capital Group and Co-Founder and Co-CEO of Reservoir Capital Group. Mr. Huff has served as Co-CEO of Reservoir Capital Group since August 1, 2004. Mr. Huff serves on the boards of many of Reservoir portfolio companies in industries such as energy, power, insurance, and aircraft leasing and was instrumental in the formation and development of a variety of hedge funds and private investment firms. Prior to founding Reservoir, Mr. Huff was a partner at Ziff Brothers Investments and, prior to business school, served in the U.S. Navy as a nuclear submarine officer and nuclear engineer. Mr. Huff is a graduate of Abilene Christian University and Harvard Business School.

Paul M. J. Brockman

Paul M. J. Brockman was appointed President & Chief Executive Officer of Enstar (US) Inc. in 2016, and continues to serve as its president. He served as Chief Operating Officer of Enstar (US) Inc. from 2014-2016. Enstar is a Bermuda based company that specializes in the acquisition and run-off of insurance policy portfolios that had approximately $15.2 billion in assets at June 30, 2018. From 2012-2014, he served as Senior Vice President, Head of Commutations in the US. Before joining Enstar, he worked as Head of Reinsurance for Resolute Management Services UK Ltd. and prior to that at Equitas.

Duncan McLaughlin

Duncan McLaughlin is a Director of Cranmore (EU) Ltd, a United Kingdom affiliate of Enstar. Cranmore is a specialist insurance and reinsurance audit and consultancy firm with six worldwide offices. From 2012 to 2018, Mr. McLaughlin was a Senior Vice President of Enstar (US) Inc. in the United States and prior to that Mr. Duncan was a Director of Enstar (EU) Limited in the United Kingdom. Mr. Duncan joined Enstar Group in 2000 and has over 25 years of experience in the reinsurance business.

Board Governance

Enstar and ICG have agreed that the number of members of the board of directors of the Company shall be nine, and that six of such members shall be designated by ICG and two of such members shall be designated by Enstar. They have also agreed that one of the directors designated by ICG shall be elected as the Chairman of the Board, one of the directors designated by Enstar shall be elected as the Vice Chairman, and that the Chief Executive Officer of the Company will be a member of the board of directors. The agreement also provides that at least five directors must be present at any meeting to constitute a quorum.

The agreement between ICG and Enstar provides that any of the following actions by the Company or any of its subsidiaries must be approved in writing by both ICG and Enstar:

•

the creation, incurrence, or guarantee of indebtedness in excess of $1,000,000, other than (i) borrowings under credit facilities previously approved by ICG and Enstar, and (ii) indebtedness contemplated by the standby stock purchase agreement among the Company and ICG;

•	authorization or issuance of shares of capital stock of the Company or any of its subsidiaries or securities convertible into, or exercisable or exchangeable for, such shares of capital stock;

•	the distribution of cash or other property to shareholders of the Company on other than a pro rata basis;

•	the repurchase by the Company of any shares of its capital stock if either ICG or Enstar is not provided with the opportunity to participate in such repurchase on a pro rata basis;

•	any acquisition of any business in which the aggregate consideration paid would exceed $1,000,000;

•

any disposal, whether in a single or a series of related transactions, by merger, consolidation, sale or otherwise, of (i) any asset of the Company or any of its subsidiaries with a fair market value greater than $1,000,000, or (ii) all or substantially all of the capital stock of any subsidiary of the Company, excluding sales of investments in connection with the management of the investment portfolios of the Company or any of its subsidiaries;

•	an election to dissolve or liquidate the Company or any of its subsidiaries, or to file bankruptcy or similar proceedings;

•

making or changing any material election in respect of taxes, adopting or changing in any material respect any accounting method in respect of taxes, settling or compromising any material claim or assessment in respect of taxes, or filing any amended tax return that is reasonably likely to result in a material increase in liability in respect of taxes;

•

initiating, conducting, or settling any legal or regulatory proceeding or threatened legal or regulatory proceeding, excluding claims under insurance policies in the ordinary course of business, for an amount in excess of $1,000,000;

•	creating any new subsidiary of the Company that is not wholly-owned by the Company;

•

amending, altering, waiving or repealing any provision of the articles of incorporation, bylaws, or other organizational documents of the Company or any of its subsidiaries in a manner that would negatively impact the economic, voting or other rights of either ICG or Enstar in a material manner; and

•

entering into or becoming a party to any transaction with an employee, officer, or director of the Company or any subsidiary or any other party related to any such person except for transactions arising in the ordinary course of business or such transactions that are conducted on an arms-length basis.

ICG and Enstar have also agreed that for so long as Enstar continues to own the shares of Company common stock purchased in the offering, ICG will use commercially reasonable efforts to cause the Company to consider a proposal from Enstar with respect to any reinsurance proposed to be purchased by the Company or any of its subsidiaries. In connection with this agreement, Enstar agreed to dismiss litigation brought by Enstar against Diversus and its directors that sought to enjoin Diversus from entering into the transaction with ICG contemplated by the standby stock purchase agreement.

Executive Management

The Company is a newly formed insurance holding company and currently does not have any employees other than Lewis S. Sharps, M.D. The Company has entered into a management services agreement with Diversus Management that became effective upon completion of the Company’s initial public offering. Pursuant to the management services agreement, officers of Diversus Management will be responsible for the day to day management of the Company and will provide such management, financial accounting, and other services as the Company may require. Such services will include preparing all annual, quarterly and current reports required to be filed with the SEC and all annual, quarterly and other reports required to be filed with the Pennsylvania Insurance Department and any other regulatory agencies. The officers of Diversus Management identified below, who are also officers of the Company, have been identified in the management services agreement as the officers who will be responsible for providing such services to the Company.

Officers

Lewis S. Sharps is the President and Chief Executive Officer of Diversus Management and the President and Chief Executive Officer of the Company.

Daniel Payne, age 50, is the Treasurer and Vice-President of Diversus, Inc. and is the Chief Financial Officer of the Company. He is also the Chief Financial Officer and Treasurer of Diversus Management, Inc. and Positive Insurance Company and the Treasurer of Andrews Outsource Solutions LLC and Gateway Risk Services LLC, which are subsidiaries of Diversus, Inc. He is a veteran of the U.S. Air Force and has over 20 years of experience in the insurance industry as an agent, external auditor, consultant and employee. Mr. Payne has done consulting work for several RRGs and began working with PIPE at its inception in 2005. As a former partner in the CPA firm, Read Martin & Slickman, CPAs, Mr. Payne worked in a variety of business environments, including insurance, governmental, aviation, banking, nonprofit, manufacturing, and wholesale and retail entities. Mr. Payne also provided individual, trust and corporate tax services for clients along with investment management and insurance services. He remains a registered investment adviser representative and insurance agent for property, casualty and life. He is a Certified Public Accountant (Georgia) and a Certified Financial Planner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10 percent of the common stock of the Company to file reports of ownership and changes in ownership with the SEC and NASDAQ. Copies of these reports must also be furnished to the Company. The Company had no class of shares registered under the Exchange Act during 2018. Accordingly, no person was required to file reports under Section 16(a) with respect to the Company’s common stock during the year ended December 31, 2018.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct, which is designed to help directors, officers and employees maintain ethical behavior and resolve ethical issues in an increasingly complex global business environment. The Code of Ethics and Business Conduct applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer, and any other employee. The Code of Conduct covers topics including, but not limited to, ethical behavior, conflicts of interest, corporate opportunities, confidentiality of information and compliance with laws and regulations. A copy of our Code of Ethics and Business Conduct is available at the Company’s website under the Investor Relations section at www.positivephysicians.com. Any amendments to the Code of Ethics and Business Conduct will be posted on the website, and any waiver that applies to a director or executive officer will be disclosed in accordance with the rules of the SEC and NASDAQ.

Audit Committee. The Company has a standing Audit Committee composed exclusively of independent directors. The members of the Audit Committee are William E. Hitselberger (Chair), Stephen Johnson, James L. Zech, and Scott C. Penwell. The Company’s board of directors has determined that Mr. Hitselberger is an audit committee financial expert within the meaning of SEC regulations. Under the independence criteria utilized by the

NASDAQ listing rules, the Audit Committee members must meet additional criteria to be deemed independent. An Audit Committee member may not, other than in his or her capacity as a member of the Committee, the board of directors, or any other board of directors’ committee (i) accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company other than the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the Company (provided such compensation is not contingent in any way on continued service); or (ii) be an affiliated person of the Company as defined in Exchange Act Rule 10A-3(e)(1) ).

The Audit Committee is responsible for:

•	the selection, retention, oversight and termination of our independent registered public accounting firm;

•	approving the non-audit services provided by the independent registered public accounting firm;

•	reviewing the results and scope of the audit and other services provided by our independent registered public accounting firm;

•	approving the estimated cost of the annual audit;

•	establishing procedures to facilitate the receipt, retention and treatment of complaints received from third parties regarding accounting, internal accounting controls, or auditing matters;

•

establishing procedures to facilitate the receipt, retention, and treatment of confidential, anonymous submissions of concerns regarding questionable accounting or auditing matters by Company employees;

•	reviewing and approve all related party transactions and transactions raising potential conflicts of interest;

•	reviewing the annual financial statements and the results of the audit with management and the independent registered public accounting firm;

•

reviewing with management and the independent registered public accounting firm the adequacy of our system of internal control over financial reporting, including their effectiveness at achieving compliance with any applicable laws or regulations;

•

reviewing with management and the independent registered public accounting firm the significant recommendations made by the independent registered public accounting firm with respect to changes in accounting procedures and internal control over financial reporting; and

•	reporting to the board of directors on the results of its review and make such recommendations as it may deem appropriate.

Item 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The officers of the Company did not receive any compensation for their services as officers of the Company, PPIX, PCA, or PIPE during 2018. The Company has agreed to pay Lewis S. Sharps, M.D. an annual salary of $135,000 for his services as President and Chief Executive Officer of the Company. Dr. Sharps will also be entitled to receive an annual cash bonus equal to the sum of 2.5% of the after-tax statutory net income of Positive Insurance Company plus 2.5% of all dividends paid by the Company to its shareholders. In addition, the Company has agreed to grant stock options to Dr. Sharps on the date that is six months after the completion of the Company’s initial public offering. The number of shares covered by such stock options will be equal to 3% of the number of shares of the Company that are outstanding immediately after completion of the offering. Such options will vest in equal monthly installments over a three and one-half year period following the grant date for such options.

One third of such options will vest upon achievement of each of the following milestones: (i) Positive Insurance Company attaining an “A-“ rating from A.M. Best, (ii) the completion of acquisitions by the Company, Positive Insurance Company, or any other subsidiary of the Company of risk bearing entities, including RRGs, stock and mutual insurance companies, reciprocal insurance exchanges, and reinsurance transactions and loss portfolio transfers with total acquired statutory surplus of $50 million or more, and (iii) purchasers of shares in the offering who continue to hold such shares achieving a 300% return on their investment (including all dividends and proceeds from sales of shares of Company common stock and any other distributions to shareholders of the Company). The exercise price for all of the stock options granted to Dr. Sharps will be equal to the fair market value of the Company’s stock on the date such options are granted. Upon the sale by Dr. Sharps of any shares of common stock underlying such stock options, the Company will pay to Dr. Sharps in cash the amount equal to the number of shares sold and the amount by which the exercise price for the applicable stock options exceeds $10.00 per share.

The Company intends to adopt an equity incentive plan that will permit the Company to issue stock options and shares of restricted stock in an aggregate amount equal to ten percent of the number of shares of the Company that are outstanding immediately after completion of the offering. The stock options granted to Dr. Sharps will be counted towards the number of shares restricted stock and stock options that can be granted under such plan. The Company intends to adopt such plan six months or later after completion of the offering.

Summary Compensation Table

The following table sets forth information regarding the total annual compensation received by our named executive officers from the Company, PPIX, PCA, and PIPE, collectively, for each of the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Lewis S. Sharps, M. D. President and CEO	2018	$-0-	—	—	—	$—	—	$—	$-0-
	2017	-0-	—	—	—	—	—	—	-0-
Daniel A. Payne CFO	2018	$-0-	—	—	—	$—	—	$—	$-0-
	2017	-0-	—	—	—	—	—	—	-0-

Director Compensation

The directors of the Company did not receive any compensation for their service as directors of the Company during 2018. The Company will pay Messrs. Johnson, Hitselberger, Penwell, and Zech a flat annual fee of $25,000 for board of directors’ meeting attendance in person or participation by telephone, regardless of the number of such meetings. No additional compensation is paid for attending committee meetings. Each director will be entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors and of any committees of which such director is a member.

The following table sets forth information regarding the total annual compensation paid by the Company, PPIX, PCA, and PIPE, collectively, during the fiscal year ended December 31, 2018 to the nonemployee directors who serve as directors of the Company.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
William E. Hitselberger	$—	—	—	—	—	—	$—
Stephen J. Johnson	$—	—	—	—	—	—	$—
Scott C. Penwell	$—	—	—	—	—	—	$—
James L. Zech	$—	—		—	—		$—
Paul M. J. Brockman1)	$—	—	—	—	—	—	$—
Craig A. Huff (1)	$—	—	—	—	—	—	$—
Duncan McLaughlin (1)	$—	—	—	—	—	—	$—
Matthew T. Popoli (1)	$—	—	—	—	—	—	$—

(1)	Messrs. Brockman, Huff, McLaughlin, and Popoli were not directors of the Company, PPIX, PCA, or PIPE during 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common shares as of March 31, 2019 by:

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options or other convertible or exercisable securities held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2019. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 3,615,500 common shares outstanding.

Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Positive Physicians Holdings, Inc., 100 Berwyn Park, Suite 220, 850 Cassatt Road, Berwyn, Pennsylvania 19312.

Name and Address of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Lewis S. Sharps, M. D.	50,000	1.4%
Paul M. J. Brockman[1]	0	*
William E. Hitselberger	0	*
Craig A. Huff[2]	0	*
Stephen J. Johnson	0	*
Duncan McLaughlin[1]	0	*
Scott C. Penwell	0	*
Matthew T. Popoli[2]	0	*
James L. Zech	0	*
Daniel A. Payne	0	*

All Executive Officers and Directors as a Group (8 persons)	50,000	1.4%

[1]	Mr. Brockman and Mr. McLaughlin disclaim beneficial ownership of any shares owned by Enstar Holdings (US) LLC.
[2]	Mr. Huff and Mr. Popoli disclaim beneficial ownership of any shares owned by Insurance Capital Group, LLC.
*	Represents beneficial ownership of less than 1%.

Principal Shareholders

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of April 18, 2019, the only persons known by us to be beneficial owners of five percent or more of the outstanding shares of our common stock were as follows:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Common Stock
Insurance Capital Group, LLC 767 Fifth Avenue, 16th Floor New York, NY 10153	2,277,753	63.0%
Enstar Holdings (US) LLC 150 2nd Ave N 3rd Floor, St. Petersburg, Florida 33701	976,180	27.0%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have not engaged in any transactions with, loaned money to or incurred any indebtedness to, or otherwise proposed to engage in transactions with, loan money to or incur any indebtedness to, any related person, promoter or control person in an amount that in the aggregate exceeds $120,000.

We maintain a written policy which discourages our officers and directors from having a financial interest in any transaction between the Company or any of its subsidiaries and a third party. When we engage in transactions involving our officers, directors or employees, their immediate family members, or affiliates of these parties, our officers, directors and employees are required to give notice to us of their interest in such a transaction and refrain from participating in material negotiations or decisions with respect to that transaction.

Directors with an interest in such a transaction are expected to disqualify themselves from any vote by the board of directors regarding the transaction.

When considering whether we should engage in a transaction in which our officers, directors or employees, their immediate family members, or affiliates of these parties, may have a financial interest, our board of directors considers the following factors:

•	whether the transaction is fair and reasonable to us;

•	the business reasons for the transaction;

•	whether the transaction would impair the independence of a director;

•

whether the transaction presents a conflict of interest, taking into account the size of the transaction, the financial position of the director, officer or employee, the nature of their interest in the transaction and the ongoing nature of the transaction; and

•	whether the transaction is material, taking into account the significance of the transaction in light of all the circumstances.

Director Independence

In order to determine which of our directors are independent, we have elected to utilize the standards for independence established under the NASDAQ listing standards. Under this standard, an independent director is a person other than an executive officer or employee of the Company or one of its subsidiaries or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons will not be considered independent:

•	a director who is, or at any time during the past three years was, employed by us;

•

a director who accepted, or who has a spouse, parent, child or sibling, whether by blood, marriage or adoption, or any other person who resides in his home, hereinafter referred to as a “Family Member”, who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company or one of its subsidiaries; or benefits under a tax qualified retirement plan, or non-discretionary compensation);

•	a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•

a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (excluding payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs);

•

a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three (3) years any of our executive officers served on the compensation committee of such other entity; or

•

a director who is, or has a Family Member who is, a current partner of our outside auditor, or was a partner or employee of the Company’s outside auditor who worked on our audit at any time during any of the past three (3) years.

Under these criteria, all directors except Lewis S. Sharps, M.D. are independent. Pennsylvania insurance law requires that one-third of the members of each committee of the board be independent, except for the audit, nominating, and compensation committees, which may only include independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Under the Audit Committee’s charter, the Committee is responsible for the selection of the Company’s independent registered public accounting firm. The Committee also evaluates and monitors the auditors’ qualifications, performance and independence. This evaluation includes a review and evaluation of the lead partner of the independent registered public accounting firm. The Committee also takes into account the opinion of the Company’s management. More can be learned about the Committee’s responsibility with respect to the independent registered public accounting firm in the Committee’s charter, which is available on the Company’s website at www.positivephysicians.com under the heading “Committee Charters” on the “Investor Relations” page.

The Audit Committee unanimously selected Baker Tilly Virchow Krause, LLP as the Company’s independent registered public accounting firm for 2018 and 2019.

Audit Fees

Fees pertaining to services rendered to the Company, PCA, and PIPE by Baker Tilly Virchow Krause, LLP during the years ended December 31, 2018 and 2017 and to PPIX by EisnerAmper, LLP during the year ended December 31, 2017 were as follows:

	Year ended December 31,
	2018	2017
Audit fees	$228,924	$223,426
Audit related fees	91,723	79,679
Tax fees	19,500	4,000
All other fees	—	—

Total fees:	$340,147	$307,105

The audit and audit related fees shown above for 2018 include the fees of Baker Tilly Virchow Krause, LLP related to the review of the September 30, 2018 financial statements of PPIX, PCA and PIPE and the delivery of comfort letters to the Company’s placement agent, which were completed in connection with the Company’s initial public offering. No tax fees are shown for 2017 for PCA or PIPE with respect to such accounting firms because the Company’s taxes were handled by another independent registered public accounting firm.

The Audit Committee maintains a policy requiring that it pre-approves all audit and permitted non-audit services provided by Baker Tilly Virchow Krause, LLP. None of the non-audit services provided in 2017 or 2018 were pre-approved by the Audit Committee because the Committee did not exist prior to March 27, 2019. The Audit Committee has considered whether, and determined that, the provision of the non-audit services reflected above is compatible with maintaining Baker Tilly Virchow Krause, LLP’s independence.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) See Item 8 for the Index to Financial Statements of Positive Physicians Holdings, Inc.

(b) Index to 2018 Financial Statements of Positive Physicians Insurance Exchange on page A-2.

(c) Index to Financial Statements of Professional Casualty Association on page B-2.

(d) Index to Financial Statements of Physicians’ Insurance Program Exchange on page C-2.

(e) Index to Pro-Forma Combining Financial Statements of Positive Physicians Holdings, Inc., on page D-2

(f) Index to 2017/2016 Financial Statements of Positive Physicians Insurance Exchange on page E-2

POSITIVE PHYSICIANS INSURANCE EXCHANGE

———————

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

POSITIVE PHYSICIANS INSURANCE EXCHANGE

CONSOLIDATED FINANCIAL STATEMENTS

(with report of independent registered public accounting firm)

YEAR ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors of Positive Physicians Insurance Exchange:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Positive Physicians Insurance Exchange (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, members’ equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Effect of Adopting New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for unrealized holding gains and losses on equity securities in 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2018.

Milwaukee, Wisconsin

April 24, 2019

POSITIVE PHYSICIANS INSURANCE EXCHANGE

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2018

2018
ASSETS
Available-for-sale bond securities, at fair value (Amortized cost of $41,907,055)	$41,195,608
Equity securities, at fair value (Cost of $2,783,103)	2,441,316
Equity securities, at net asset value	3,696,840

Total investments	47,333,764
Cash and cash equivalents	1,964,477
Accrued investment income	318,997
Premiums receivable	5,247,957
Reinsurance recoverable	5,431,752
Reinsurance premiums receivable	313,632
Income taxes recoverable	110,149
Deferred acquisition costs	2,518,789
Deferred income taxes	299,778
Due from affiliate	84,286

TOTAL ASSETS	$63,623,541

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Losses and loss adjustment expenses	$34,663,484
Unearned premiums	7,978,836
Reinsurance payable	1,116,900
Accounts payable, accrued expenses, and other liabilities	1,750,372
Note payable	127,327
Surplus note payable to affiliate	500,000
Due to affiliates	650,191

TOTAL LIABILITIES	46,787,110

MEMBERS’ EQUITY:
Contributed capital	5,482,997
Retained earnings	11,915,477
Accumulated other comprehensive loss	(562,043)

TOTAL MEMBERS’ EQUITY	16,836,431

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$63,623,541

See notes to consolidated financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31, 2018

2018
REVENUES:
Net premium earned	$13,096,418
Net investment income	315,598

TOTAL REVENUES	13,412,016

EXPENSES:
Losses and loss adjustment expenses, net	6,673,451
Other underwriting expenses	6,892,975
Interest expense	9,597

TOTAL EXPENSES	13,576,023

LOSS BEFORE PROVISION FOR INCOME TAXES	(164,007)
PROVISION FOR INCOME TAXES	(101,417)

NET LOSS	(62,590)

OTHER COMPREHENSIVE LOSS:
Unrealized holding losses on available-for-sale securities, net of income tax benefit of $168,243	(637,894)
Reclassification adjustments for net realized loss included in net loss	4,979

TOTAL OTHER COMPREHENSIVE LOSS	(632,915)

COMPREHENSIVE LOSS	$(695,505)

See notes to consolidated financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

YEAR ENDED DECEMBER 31, 2018

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, January 1, 2018	$5,482,997	$11,160,278	$888,661	$17,531,936
Net loss	—	(62,590)	—	(62,590)
Other comprehensive loss	—	—	(632,915)	(632,915)
Reclassification of unrealized gain on equity securities, net of income taxes, from accumulated other comprehensive income with the adoption of ASU 2016-01	—	817,789	(817,789)	—

Balance, December 31, 2018	$5,482,997	$11,915,477	$(562,043)	$16,836,431

See notes to consolidated financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2018

2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,590)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(173,067)
Net realized loss on sales of investments	25,570
Unrealized loss on equity securities	830,123
Amortization of bond premiums	181,528
Depreciation expense	50,000
Changes in operating assets and liabilities:
Accrued investment income	(16,209)
Premiums receivable	(412,955)
Reinsurance recoverable	685,637
Reinsurance premiums receivable	(313,632)
Income taxes recoverable	464,177
Deferred acquisition costs	(14,788)
Due from affiliate	(84,286)
Liability for losses and loss adjustment expenses	(3,365,225)
Unearned premiums	(232,644)
Reinsurance payable	(291,518)
Accounts payable, accrued expenses, and other liabilities	409,048
Due to affiliates	198,506

NET CASH USED IN OPERATING ACTIVITIES	(2,122,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments:
Proceeds from sales and maturities	6,603,916
Purchases	(5,067,259)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,536,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(59,895)
Proceeds from surplus note payable to affiliate	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	440,105

NET CHANGE IN CASH AND CASH EQUIVALENTS	(145,523)
CASH AND CASH EQUIVALENTS, beginning of year	2,110,000

CASH AND CASH EQUIVALENTS, end of year	$1,964,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid for the year	$6,620

See notes to consolidated financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

1.	Organization and Operations:

Positive Physicians Insurance Exchange (the “Exchange”) is a subscriber-owned, reciprocal insurance exchange. The Exchange received its Certificate of Authority on April 20, 2004 and is licensed by the Commonwealth of Pennsylvania Insurance Department (“Department”). On May 1, 2011, the Exchange expanded its operations and was issued a Certificate of Authority by the New Jersey Department of Banking and Insurance (“New Jersey Department”). The Exchange continued to expand its operations and was issued Certificates of Authority by the Delaware Department of Insurance, Ohio Department of Insurance, and Maryland Department of Insurance on February 13, 2013, March 25, 2013, and April 30, 2014, respectively. The Exchange’s primary business is to provide medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to health care providers practicing in the Commonwealth of Pennsylvania, New Jersey, Delaware, Ohio, and Maryland.

On October 9, 2018, Positive Physicians Captive Insurance Company (“PPCIC”), a sponsored captive insurance company, was incorporated in the State of New Jersey and became a wholly-owned subsidiary of the Exchange. PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018. PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”). Keystone is owned by an insured of the Exchange. As the Exchange is not the primary beneficiary of Keystone, the financial position and results of operations of Keystone for the period from October 9, 2018 to December 31, 2018 are not included in the accompanying financial statements. Effective October 16, 2018, the Exchange entered into a reinsurance agreement with Keystone.

The Exchange is managed by Specialty Insurance Services, LLC (“SIS”), a Pennsylvania limited liability company, pursuant to the terms of an Attorney-In-Fact Agreement between the Exchange and SIS, effective March 10, 2004. Pursuant to the terms of the amended agreement as discussed in Note 12, SIS provides underwriting and administrative services to the Exchange based on a percentage not to exceed 25.0% for gross written premiums, less return premiums.

SIS has the power to direct the activities of the Exchange that most significantly impact the Exchange economic performance by acting as the common attorney-in-fact and decision maker for the subscribers at the Exchange. SIS is a wholly-owned subsidiary of Diversus, Inc. (“Diversus”), a Delaware domiciled holding company, effective as of January 1, 2017.

2.	Summary of Significant Accounting Policies:

Basis of Presentation

The Exchange prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Exchange and its wholly-owned subsidiary. All intercompany assets, liabilities, revenues, and expenses between the Exchange and PPCIC have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and notes. Actual results could differ from these estimates and such differences could be material. The Exchange’s principal estimates include the liability for losses and loss adjustment expenses, deferred acquisition costs, other-than-temporary impairments of investments, valuation of deferred tax assets, and premium deficiency reserves.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Cash and Cash Equivalents

The Exchange considers cash and cash equivalents to be cash on hand and depository bank accounts with original maturities of three months or less, are readily convertible to known amounts of cash, and present insignificant risk of changes in value due to changing interest rates.

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018, investments in equity securities were classified as available-for-sale securities, stated at fair value, and unrealized holding gains and losses, net of related tax effects, were recorded directly to accumulated other comprehensive income (loss). With the adoption of ASU 2016-01, investments in equity securities are still stated at fair value but unrealized holding gains and losses are credited or charged to net income (loss) as incurred.

The Exchange has ownership interests in four limited partnership equity hedge funds. The Exchange’s partnership interests are measured at fair value using the funds’ net asset values as a practical expedient. Unrealized holding gains and losses are credited or charged to net income (loss) as incurred. There are no unfunded commitments related to these investments. The investment strategy, fair values at December 31, 2018, lockup periods, and redemption frequencies and notice periods are as follows for these investments:

Investment Strategy	Fair Value	Lockup Period	Redemption Freguency	Redemption Notice Period
Long-term equities fund	$913,476	Expired	Quarterly	90 day
Global short/long-term equity fund	669,427	None	Monthly	30 day
Short/long-term equity fund in financial institutions	611,090	Expired	Quarterly	45 day
Global opportunities fund in bonds and equities	1,502,847	Expired	Quarterly	60 day

	$3,696,840

Realized gains and losses on sales of equity and fixed maturity securities are recognized into income based upon the specific identification method. Interest and dividends are recognized as earned.

The Exchange considers short-term investments to be short-term, highly liquid investments that are less than one year in term to the dates of maturities at the purchase dates that they present insignificant risk of changes in value due to changing interest rates.

The Exchange regularly evaluates all its investments based on current economic conditions, credit loss experience, and other specific developments. If there is a decline in a securities’ net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

Other-than-temporary-impairments (OTTI) of fixed maturity securities are separated into credit and noncredit-related amounts when there are credit-related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” For equity securities in an unrealized loss position where fair value is not expected to be recovered to the security’s cost basis in a reasonable time period, or where management does not expect to hold the security for a period of time sufficient to allow for a recovery to the security’s cost basis, an OTTI is deemed to have occurred, and a loss is recognized in earnings.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Deferred Acquisition Costs

Deferred acquisition costs consist of costs that vary with and are directly related to the successful acquisition of new and renewal insurance contracts. These costs, which primarily consist of sales commissions, management fees, and premium taxes, are deferred and amortized as premiums are earned over the applicable policy term.

Equipment

Equipment was recorded at cost. Depreciation and amortization were provided using the straight-line method over the estimated useful life of the assets. The estimated useful life of the equipment and software was three years. The equipment was fully depreciated at December 31, 2018.

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based upon the assumption that past developments are an appropriate indicator of future events and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors. The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

The Exchange offers extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been an Exchange policyholder for least five years. An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely. The Exchange has this reserve actuarially determined with the balance included in unearned premiums. The extended reporting endorsement policy reserve amounted to $820,803 at December 31, 2018.

Premium Deficiency Reserves

Premium deficiency reserves and the related expenses are recognized when it is probable that expected future benefit payments, loss adjustment expenses, direct administration costs, and an allocation of indirect administration costs under a group of existing contracts will exceed anticipated future premiums and reinsurance recoveries considered over the remaining lives of the contracts, and are recorded as “losses and loss adjustment expenses” in the accompanying consolidated balance sheets. The Exchange has not recorded any premium deficiency reserves as of December 31, 2018. The analysis of premium deficiency reserves was completed as of December 31, 2018. The Exchange does not consider anticipated investment income when calculating the premium deficiency reserves.

Reinsurance

The Exchange cedes insurance risk to other insurance companies. This arrangement allows the Exchange to minimize the net loss potential arising from large risks. Reinsurance contracts do not relieve the Exchange of its obligation to its subscribers. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Conversion Costs

The Exchange incurred direct consulting and other costs related to the conversion from a reciprocal insurance exchange to a stock form of ownership and as part of offering securities offering by the currently planned parent company as further discussed in Note 11. During the year ended December 31, 2018, conversion and securities offering costs that are not expected to be charged against the gross proceeds of the offering are included in “other underwriting expenses” in the accompanying statement of operations and comprehensive loss as incurred.

Revenue Recognition

Premiums of the Exchange are earned on a daily pro rata basis over the terms of the insurance policies. Unearned premium reserves are established to cover the unexpired portion of the policies in force less amounts ceded to reinsurers. For consideration received for policies with effective dates subsequent to the reporting period, the Exchange records an advance premium liability in lieu of written premium.

Comprehensive Loss

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying balance sheets. Such items, along with net loss, are components of comprehensive loss, and are reflected in the accompanying consolidated statement of operations and comprehensive loss.

Reclassifications of realized gains and losses on sales of investments and out of accumulated other comprehensive loss are recorded in net investment income in the accompanying consolidated statement of operations and comprehensive loss.

Income Taxes

The Exchange accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Exchange’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Exchange records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Exchange considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

The Exchange recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheet.

Recently Adopted Accounting Pronouncements

The Exchange adopted the provisions of ASU 2016-01 for the year ended December 31, 2018. The amendments in this ASU require among other things that equity investments to be measured at fair value (excluding those equity securities measured at fair value using net asset value as a practical expedient) with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. With the adoption of ASU 2016-01, a cumulative effect of unrealized holding gains and losses on previously classified available-for-sale equity securities included in accumulated other comprehensive income at January 1, 2018 are to be reclassified to retained earnings. At January 1, 2018, unrealized holding gains in equity securities, net of tax effect, of $817,789 were reclassified from accumulated other comprehensive income to retained earnings as presented in the accompanying consolidated statement of members’ equity for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Exchange’s consolidated financial statements. The following recently issued accounting pronouncements are relevant to the Exchange’s consolidated financial statements:

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At this time, management is evaluating the potential impact of ASU 2016-13 in the Exchange’s consolidated financial statements.

3.	Concentrations of Credit Risk:

Financial instruments that potentially subject the Exchange to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, non-U.S. government bonds, premiums receivable, and balances recoverable from reinsurers. Non-U.S. government bonds are diversified and no one investment accounts for greater than 5% of the Exchange’s invested assets. Cash and cash equivalents are deposited with financial institutions which balances fluctuate in excess of federally insured limits. If the financial institutions were not to honor their contractual liability to the Exchange, then the Exchange could incur losses. Management is of the opinion that there is low risk because of the financial strength of the respective financial institutions.

The Exchange is also subject to concentrations of credit risks through short-term money market investments. The credit risk related to short-term money market investments is minimized by the Exchange by investing in money market funds secured by U.S. government securities or repurchase agreements secured by U.S. government securities.

Insureds consist of healthcare providers in which no one insured accounted for over 20% of premiums receivable or gross written premium as of and for the year ended December 31, 2018. At December 31, 2018, the Exchange had reinsurance balances recoverable of $5,431,752 and reinsurance payable to the reinsurers of $1,116,900 for unpaid losses and loss adjustment expenses, contingent commissions receivable, and unearned premiums with various reinsurers, one of which is an authorized reinsurer domiciled outside of the United States of America. The authorized, domestic reinsurers have A.M. Best ratings of A or better. As discussed in Note 1, the Exchange has a reinsurance agreement with Keystone, an affiliated company.

4.	Variable Interest Entity:

The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which SIS serves as attorney-in-fact. SIS holds a variable interest in the Exchange due to the absence of decision-making capabilities by the equity owners (subscribers/policyholders) of the Exchange and due to the significance of the management fee the Exchange pays to SIS as its decision maker. As a result, SIS is deemed to have a controlling financial interest in the Exchange and is considered to be its primary beneficiary.

All medical professional liability insurance operations are owned by the Exchange, and SIS functions solely as the management company.

SIS has not provided any additional financial or other support to the Exchange for any of the reporting periods presented. At December 31, 2018, there are no explicit or implicit arrangements that would require SIS to provide future financial support to the Exchange.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

5.	Investments:

The Exchange’s equity and fixed maturity securities are stated at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

The Exchange uses various valuation techniques and assumptions when estimating fair value, which are in accordance with accounting principles for fair value measurement of assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. These principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Quoted (unadjusted) prices for identical assets in active markets.

Level 2 - Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in nonactive markets (few transactions, limited information, noncurrent prices, high variability over time, etc.);

•	Inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The estimated fair values of equity and fixed maturity securities are based on quoted market prices where available. The Exchange obtains one price for each security primarily from a third-party pricing service (“pricing service”), which generally uses quoted prices or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. As the Exchange is responsible for the determination of fair value, it performs analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest-level input that is significant to the fair value measurement in its entirety. The Exchange’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity and equity securities by major security type for the results of the Exchange at December 31, 2018 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$5,105,355	$—	$103,777	$5,001,578
States, territories, and possessions	911,411	3,903	897	914,417
Subdivisions of states, territories, and possessions	9,874,472	71,771	25,272	9,920,971
Industrial and miscellaneous	26,015,817	6,281	663,456	25,358,642

Total bonds	41,907,055	81,955	793,402	41,195,608
Common stocks	2,783,103	183,346	525,133	2,441,316

	$44,690,158	$265,301	$1,318,535	$43,636,924

At December 31, 2018, maturities of investments in bond securities are as follows:

	Amortized Cost/Cost	Fair Value
Due in less than one year	$3,049,548	$2,519,305
Due after one year to five years	26,158,004	23,744,418
Due after five years to ten years	12,699,503	14,931,885

	$41,907,055	$41,195,608

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Realized gains and losses are determined using the specific identification method. During the year ended December 31, 2018, proceeds from maturity and sales and gross realized gains and losses on securities are:

2018
Proceeds	$6,603,916
Gross gains	54,150
Gross losses	79,720

The components of net investment income are as follows:

2018
Bonds	$1,069,187
Cash and short-term investments	8,042
Common stocks	144,469
Other	5,730
Net loss on sales of investments	(25,570)
Unrealized loss on equity securities	(830,123)

371,735
Less investment expenses	56,137

Net investment income	$315,598

In connection with the adoption of ASU 2016-01 at January 1, 2018, the following are the net losses recognized for equity securities that are included in net loss for the year ended December 31, 2018:

2018

Total net loss recognized during the year	$(850,713)
Net loss on sales during the year	(20,590)

Net unrealized loss recognized during the year	$(830,123)

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

The following table shows gross unrealized losses and fair value of the Exchange’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$495,758	$1,263
States, territories, and possessions	410,416	897
Subdivisions of states, territories, and possessions	2,608,394	4,141
Industrial and miscellaneous	14,690,196	283,485
Common stocks	1,120,791	198,990

	$19,325,555	$488,776

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$4,505,820	$102,514
States, territories, and possessions	—	—
Subdivisions of states, territories, and possessions	1,322,893	21,131
Industrial and miscellaneous	9,407,802	379,971
Common stocks	406,793	326,143

	$15,643,308	$829,759

	Totals
	Fair Value	Unrealized Losses
U.S. government	$5,001,578	$103,777
States, territories, and possessions	410,416	897
Subdivisions of states, territories, and possessions	3,931,287	25,272
Industrial and miscellaneous	24,097,998	663,456
Common stocks	1,527,584	525,133

	$34,968,863	$1,318,535

At December 31, 2018, the Exchange had 271 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $488,776 and 100 securities in unrealized loss positions of greater than 12 months with a combined gross unrealized loss of $829,759.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

The unrealized losses on investments in U.S. government and agency securities, state securities, and corporate debt securities at December 31, 2018 were primarily caused by general economic conditions and not by unfavorable changes in credit ratings associated with these securities. The Exchange evaluates impairment at each reporting period for each of the securities where the fair value of the investment is less than its carrying value. The contractual cash flows of the U.S. government and agency obligations are guaranteed either by the U.S. government or an agency of the U.S. government. It is expected that the securities would not be settled at a price less than the carrying value of the investment, and the Exchange does not intend to sell the investment until the unrealized loss is fully recovered. The Exchange evaluated the credit ratings of the state and agency obligations and corporate obligations, noting whether a significant deterioration since purchase or other factors that may indicate an other-than-temporary-impairment such as the length of time and extent to which fair value has been less than cost, the financial condition, and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Insurance

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Exchanges’ intent to sell the investment. The management of the Exchange determined that there were no investments which were other-than-temporarily-impaired as of and for the year ended December 31, 2018.

The table below presents the level within the fair value hierarchy generally utilized by the Exchange to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018:

	Total	Level 1	Level 2	Level 3
U.S. government	$5,001,578	$—	$5,001,578	$—
States, territories, and possessions	914,417	—	914,417	—
Subdivisions of states, territories and possessions	9,920,971	—	9,920,971	—
Industrial and miscellaneous	25,358,642	—	25,358,642	—

Total bonds	41,195,608	—	41,195,608	—
Common stocks	2,441,316	2,441,316	—	—

	$43,636,924	$2,441,316	$41,195,608	$—

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

6.	Deferred Acquisition Costs:

The following table summarizes the components of deferred acquisition costs for the year ended December 31, 2018:

2018
Balance, beginning of year	$2,504,001
Amount capitalized during the year	5,020,219
Amount amortized during the year	5,005,431

Balance, end of year	$2,518,789

7.	Reinsurance:

In January 1, 2015, the Exchange entered into an annual loss and clash reinsurance contract. The contract applies to policies written by the Exchange for insureds with medical practices within the states of Pennsylvania, New Jersey, Ohio, Delaware, and Maryland. Under the terms of the agreement, Coverage A has a retention of $700,000 in excess of $300,000. For Medical Care Availability and Reduction of Error Fund (“MCARE”) eligible insureds in Pennsylvania, the policy limits are $500,000 ultimate net loss per each claim, insured, and policy and $1,500,000 in the aggregate. For those defined specialties not covered under MCARE, policy limits are $1,000,000 ultimate net loss per each claim, insured, and policy and $3,000,000 in the aggregate. The contract also has Clash coverage provision (Coverage B) providing $600,000 in coverage subject to a $2,200,000 aggregate. Coverage C has a retention of $1,000,000 in excess of $1,000,000. The reinsurer’s maximum liability during the annual contract period was $25,000,000 for Coverages A and B and $2,000,000 for Coverage C.

On January 1, 2016, the Exchange entered into a two-year excess of loss and clash reinsurance contract. The contract applies to policies written by the Exchange for insureds with medical practices within the states of Pennsylvania, New Jersey, Ohio, Delaware, and Maryland. Coverages under the contract are the same as the January 2015 contract described above except for the following changes: (1) The reinsurer’s maximum liability during the annual contract period shall be 550% of ceded reinsurance premium or $5,000,000, whichever is greater, for Coverages A and B; and (2) Coverages A and B are subject to a deductible of $1,250,000 or 12% of net subject earned premium, whichever is greater. The contract terminated on December 31, 2017.

On January 1, 2018, the Exchange entered into a reinsurance contract with JLT Re (North America), Inc. (“JLT”). Under the terms of the agreement, reinsurance is ceded by the Exchange. For MCARE eligible insureds in Pennsylvania, the reinsurance liability is $200,000 in excess of $300,000 per claim. For insured individuals not covered by MCARE, the reinsurance liability is $700,000 in excess of $300,000 per claim. For insureds in other states with policy limits of $200,000 per claim, the reinsurer liability is $100,000 in excess of $100,000 per claim. For insureds with policy limits in excess of $200,000 per claim, not exceeding $1,000,000 per claim, the reinsurance liability is $700,000 in excess of $300,000. The reinsurance contract has a two-year term and expires on January 1, 2020.

Premiums ceded to the reinsurers are subject to adjustment based on the terms of the reinsurance agreement. Initially, a deposit or provisional premium is ceded to the reinsurers, which is periodically adjusted, and set equal to 7.5% of the gross net earned premium income for the period from January 1, 2016 through January 1, 2018, subject to a minimum premium of $650,000.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

The effect of reinsurance on premiums written, amounts earned, and losses and loss adjustment expenses incurred for the year ended December 31, 2018 is as follows:

2018
Premiums written:
Direct	$15,586,230
Ceded	3,036,088

Premiums written, net of reinsurance	$12,550,142

Premiums earned:
Direct	$15,818,872
Ceded	2,722,454

Premiums earned, net of reinsurance	$13,096,418

Losses and loss adjustment expenses incurred:
Direct	$6,430,711
Ceded	(242,740)

Losses and loss adjustment expenses incurred, net of reinsurance	$6,673,451

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

8.	Losses and Loss Adjustment Expenses:

Activity in the liability for losses and loss adjustment expenses for the year ended December 31, 2018 are summarized as follows:

2018
Losses and loss adjustment expenses, beginning of year	$38,028,709
Less: Reinsurance recoverable, beginning of year	6,117,389
Add: Reinsurance recoverable, claims paid, beginning of year	352,285

Losses and loss adjustment expenses, beginning of year	32,263,605
Incurred related to:
Current year	9,596,259
Prior years	(2,922,808)

Total incurred	6,673,451

Paid related to:
Current year	398,770
Prior years	9,300,763

Total paid	9,699,533

Losses and loss adjustment expenses, end of year—net	29,237,523
Add: Reinsurance recoverable, end of year	5,431,752
Less: Recoverable on claims paid	5,791

Losses and loss adjustment expenses, end of year—gross	$34,663,484

The liability for loss and loss adjustment expenses at December 31, 2018 was $34,663,484. For the year ended December 31, 2018, $9,300,763 has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The favorable development of $2,922,808 during the year ended December 31, 2018 was primarily related to reductions of the ultimate losses for the 2010, 2011, and 2015 policy years which were offset by strengthening the ultimate loss reserves for the 2016 and 2017 policy years.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Incurred and Paid Loss Development Information - Unaudited

The following information about incurred and paid loss development at December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities, plus expected development on report claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2009 to December 31, 2017, is presented as supplementary information and is unaudited.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)
	(Unaudited)										As of December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2009	$3,899	$3,792	$3,939	$3,607	$3,426	$2,856	$2,718	$2,548	$2,503	$2,323	75	3
2010		4,875	4,191	4,961	4,521	4,158	3,671	3,265	2,937	2,252	22	1
2011			5,329	5,473	5,456	5,221	4,948	4,276	4,447	3,864	128	2
2012				6,258	5,956	5,946	5,643	5,405	6,410	6,430	170	11
2013					6,547	6,722	6,199	5,625	5,224	4,947	359	19
2014						6,353	6,034	5,562	4,278	3,952	643	16
2015							8,173	7,575	6,992	5,009	1,332	16
2016								8,136	7,502	8,166	2,200	45
2017									10,184	10,864	4,994	45
2018										9,397	6,999	58

										$57,204

	Cumulative Paid Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$58	$312	$530	$829	$1,291	$1,577	$1,656	$1,573	$1,602	$1,942
2010		30	255	466	871	1,410	1,531	1,736	1,911	2,187
2011			69	366	903	1,959	3,400	2,988	3,273	3,409
2012				83	464	901	1,870	3,775	5,193	5,478
2013					50	236	950	2,306	2,617	3,279
2014						42	292	766	1,792	2,697
2015							79	381	1,162	2,148
2016								193	807	3,397
2017									400	3,428
2018										228
										28,193

			All outstanding liabilities before 2009, net of reinsurance							227

		Liabilities for losses and loss adjustment expenses, net of reinsurance								$29,238

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Reconciliation

The reconciliation for the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses at December 31, 2018 in the accompanying balance sheet is as follows:

2018
Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$29,237,523

Liabilities for losses and loss adjustment expenses, net of reinsurance	29,237,523

Reinsurance recoverable on unpaid claims:
Medical professional	5,425,961

Total reinsurance recoverable on unpaid claims	5,425,961

Total gross liability for losses and loss adjustment expenses	$34,663,484

Actuarial Assumptions and Methodologies

The Exchange uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and loss adjustment expenses. There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and loss adjustment expenses for the year ended December 31, 2018.

Losses Duration Information

The following is supplemental information about average historical claims duration at December 31, 2018:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
		(unaudited)
Accident Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Medical professional	1.9%	9.6%	14.2%	20.9%	23.3%	8.5%	6.1%	2.6%	6.8%	14.6%

9.	Note Payable:

On December 12, 2014, the Exchange entered into a loan agreement with a financial institution with proceeds totaling $300,000 to finance the development of a new policy system. The loan is secured by the equipment purchased with the proceeds received. The loan is being repaid on a monthly basis from January 2016 through December 2020 with interest calculated on the unpaid principal balance at a rate of 4%. At December 31, 2018, the balance of the note was $127,327. At December 31, 2018, the Exchange was in compliance with all loan covenants.

Future maturities of the note for the succeeding years are as follows at December 31, 2018:

Year ending December 31,
2019	$62,385
2020	64,942

$127,327

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

10.	Income Taxes:

The components of the Exchange’s income tax provision for the year ended December 31, 2018 are as follows:

2018
Current provision	$71,650
Deferred tax provision	(173,067)

$(101,417)

The Exchange’s U.S. federal statutory income tax rate applicable to ordinary income was 21% for the year ended December 31, 2018. The income tax provision differs from that computed by applying federal statutory rate to loss before income taxes for the year ended December 31, 2018 is summarized as follows:

2018
Expected tax provision at federal statutory rate	$(34,441)
Tax exempt income, net of proration	(38,234)
Dividends received deduction, net of proration	(10,540)
Deferred adjustments	(22,053)
Other	3,851

Net income tax provision	$(101,417)

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Deferred taxes are provided for the temporary differences between financial reporting purposes and the income tax purposes of the Exchange’s assets and liabilities. At December 31, 2018, the components of the Exchange’s net deferred income taxes consisted of the following:

2018
Deferred tax assets:
Discount of unearned premiums	$321,939
Discount of advance premiums	16,919
Discount of losses and loss adjustment expenses	561,439
Unrealized loss on investments	72,387
Guaranteed fund assessment	28,675
Other	28

Total deferred tax assets	1,001,387

Deferred tax liabilities:
Deferred acquisition costs	528,946
TCJA transitional adjustment	169,324
Unrealized gain on investments	—
Other	3,339

Total deferred tax liabilities	701,609

Net deferred tax asset (liability)	$299,778

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2018, management determined that it is more likely than not that all of the deferred tax assets will be realized by the Exchange in future years. Accordingly, the Exchange did not record a valuation allowance against its deferred tax assets at December 31, 2018.

At December 31, 2018, there were no unused operating loss carryforwards available to offset future taxable income.

The Exchange has applied the provisions of ASC 740, Income Taxes, for the year ended December 31, 2018. ASC 740 prescribes a recognition threshold and measurement attribute with respect to uncertainty in income tax positions. In applying ASC 740, the Exchange has evaluated its various tax positions taken during the year ended December 31, 2018. The Exchange has determined that based solely on the technical merits, each tax position on a current and deferred basis has a more-likely-than-not probability that the tax position will be sustained by taxing authorities. The Exchange is not presently under audit by any taxing authority and there are no other uncertainties and events that are reasonably possible in the next year that would cause a significant change in the amounts of unrecognized tax benefits.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

The Exchange did not recognize any interest and penalties in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. The Exchange remains subject to examination by the Internal Revenue Service for tax years 2015 through 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Most of the provisions of this bill did not affect corporate taxes paid until 2018 and beyond including reducing the top corporate tax rate from 34% to 21%. However, based upon applicable statutory accounting rules deferred income taxes are estimated based upon expected tax rates enacted prior to the date of the financial statements. Accordingly, the Exchange has measured its deferred income taxes at December 31, 2017 using a tax rate of 21%.

Additionally, as part of the enactment of TCJA, property and casualty insurance companies are required to use Internal Revenue Service (“IRS”) prescribed factors to determine the loss discount. From the date of the passage of the new law, the IRS is using a corporate bond yield curve to determine the discount factors and property and casualty insurance companies are no longer allowed to use their own historical payment patterns to determine their discount factors. Transition rules require that property and casualty insurance companies recalculate the 2017 reserve discount as if the 2018 tax reform rules had been in effect at the time of the passage of the new law, compare it to the actual 2017 reserve discount, and amortize the difference into taxable income over eight years beginning in 2018. As a result of this comparison, the Exchange recorded as a component of net deferred tax asset at December 31, 2017 a resulting difference amount of $105,261, the gross amount of $501,243 of which is being amortized into taxable income beginning in 2018. During the year ended December 31, 2018, the 2017 discount reserve difference was subsequently revised due to changes in the corporate bond yield curve published by the IRS resulting in an adjusted gross amount of $921,493. During the year ended December 31, 2018, the amount amortized into taxable income was $115,187. At December 31, 2018, the deferred tax liability related to TCJA transitional adjustment was $169,324 and is included as a component of net deferred tax asset.

11.	Related Party Transactions:

SIS, as the Attorney-In-Fact for the subscribers to the Exchange, is responsible for the exchange of reciprocal insurance contracts among the subscribers and for managing the business of the Exchange as set forth in the Attorney-In-Fact Agreement. Pursuant to the terms of the agreement, SIS provides underwriting and administrative services to the Exchange based on a percentage not to exceed 25.0% for gross written premiums, less return premiums. The Attorney-In-Fact Agreement is in effect for an indefinite term, subject only to the right of the Exchange and SIS to terminate this Agreement by mutual agreement. Management fee expense incurred by the Exchange in accordance with the Attorney-In-Fact Agreement for the year ended December 31, 2018 was $3,896,557. Management fee is included in “other underwriting expenses” in the accompanying statement of operations and comprehensive loss . At December 31, 2018, the Exchange owed SIS $261,476 for these services and is included in “due to affiliates” in the accompanying consolidated balance sheet.

The Attorney-In-Fact Agreement was amended effective January 1, 2017 to increase the management fee percentage from 24.5% of gross written premiums to 25.0% of gross written premiums. Additionally, the agreement was further amended whereby the management fee charged by SIS to the Exchange is to no longer include payments to agents and other sales commissions as components of the fee. Total amount of broker commissions incurred by the Exchange during the year ended December 31, 2018 was $1,316,013 and is included in “other underwriting expenses” in the accompanying consolidated statement of operations and comprehensive loss.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

On June 1, 2018, SIS adopted a Plan of Conversion (the “Plan”) to convert the Exchange from a reciprocal inter-insurance exchange to a stock form of ownership pursuant to the Pennsylvania Medical Professional Liability Reciprocal Exchange-to-Stock Conversion Act. Under the Plan, the Exchange would merge with Professional Casualty Association (the “Association”) and Physicians’ Insurance Program Exchange (“PIPE”), Pennsylvania reciprocal inter-insurance exchanges, and would become a wholly-owned subsidiary of Positive Physicians Holdings, Inc., a newly formed Pennsylvania business corporation (“Holdings”). As part of the Plan, as amended, Holdings will offer and sell its common stock to subscribers of the Exchange, the Association, and PIPE as well as to other interested investors. Other than eligible stockholders of Diversus, it is not expected that Diversus would be a direct or indirect purchaser of common stock in the offering. The Plan was subject to the approval of the Pennsylvania Insurance Commissioner. In connection with the Plan, the Exchange incurred conversion and securities offering costs of $312,902 during the year ended December 31, 2018, of which $228,656 was included in “other underwriting expenses” in the accompanying consolidated statement of operations and comprehensive loss. At December 31, 2018, the amount due from Holdings related to these conversion and securities offering costs was $84,246 and is presented as “due from affiliate” in the accompanying consolidated balance sheet.

On February 5, 2019, the Department approved the Plan. The effective date for the Securities and Exchange Commission Form S-1 Registration Statement for the initial public offering of Holdings was February 11, 2019. The offering took place on March 27, 2019.

The Exchange and Andrews Outsource Solutions, LLC (“AOS”), a wholly-owned subsidiary of Diversus, entered into an agreement in April 2017, whereby AOS is to provide litigation management services and paralegal support services to the Exchange. During the year ended December 31, 2018, the Exchange incurred litigation management services of $544,000 related to this agreement; such amount is included in “losses and loss adjustment expenses” in the accompanying consolidated statement of operations and comprehensive loss. At December 31, 2018, there was no amount due to AOS related to these services.

The Exchange has an agreement with Gateway Risk Services, Inc. (“Gateway”), a wholly-owned subsidiary of Diversus, whereby Gateway provides the Exchange with specialty services for claims administration. Gateway manages the claims process on behalf of the Exchange. The Exchange incurred and paid fees related to services provided by Gateway totaling $135,000 for the year ended December 31, 2018; such amount is included in “losses and loss adjustment expenses” in the accompanying consolidated statement of operations and comprehensive loss. There was no amount due to Gateway at December 31, 2018.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

On October 16, 2018, PPCIC entered into a surplus note agreement with PIPE whereby PIPE advanced $500,000 to PPCIC. Under the terms of the note, outstanding advances bear interest at 3%, payable in monthly interest installments of $3,750 and principal is due on the maturity date on October 1, 2028. All monthly payments of interest and principal payments are subject to the approval of the New Jersey Department. During the year ended December 31, 2018, PPCIC incurred interest expense of $3,139, the amount is due at December 31, 2018, and is included in “due to affiliates” in the accompanying consolidated balance sheet.

At December 31, 2018, the Exchange had a payable to Keystone in the amount of $383,255 for ceded premiums on behalf of the owner of Keystone and insured of the Exchange for the year ended December 31, 2018 and is included in “due to affiliates” in the accompanying consolidated balance sheet.

During the year ended December 31, 2018, expenses of the Exchange were initially paid by PIPE. At December 31, 2018, the amount due to PIPE was $3,321, and is included in “due to affiliates” in the accompanying consolidated balance sheet.

As discussed in Note 7, on January 1, 2018 the Exchange entered into a reinsurance contract with JLT. JLT and SIS co-brokered the contract. JLT is to be compensated by the reinsurers through commissions, and JLT, in turn, will pay a portion of the commission to SIS. During the year ended December 31, 2018, SIS earned commission income of $55,277 related to this agreement.

12.	Management Agreement:

The Exchange and PPCIC have an agreement with Strategic Risk Solutions (VT), Inc. (“SRS”), an unrelated company, whereby SRS provides accounting, administrative, and regulatory services to both entities. The Exchange incurred fees related to services provided by SRS totaling $107,509, for the year ended December 31, 2018. The amount due to SRS at December 31, 2018 was $2,167.

13.	Assessments:

The Exchange is aware of various insurance entities’ insolvencies that produced business in the Commonwealth of Pennsylvania. The Exchange has received assessments for its pro-rata share of the cost of such insolvencies from the Pennsylvania Property and Casualty Insurance Guaranty Fund. Statutory accounting principles require the Exchange to provide a liability for the full cost of such insolvencies up to the maximum annual assessment limit (2.0%).

Based upon the available information, the Exchange has provided a gross liability of $136,547 at December 31, 2018 for guaranty fund assessments and is included in “accounts payable, accrued expenses, and other liabilities” in the accompanying consolidated balance sheet. The Exchange has not recorded applicable premium tax credits at December 31, 2018 related to guaranty assessments. Total guaranty fund expense, net of prior years’ refunds and premium tax credits, for the year ended December 31, 2018 was $43,682.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

MCARE is a special fund established by the Commonwealth of Pennsylvania to ensure reasonable compensation for persons injured due to medical negligence. Healthcare providers who render 50% or more of his or her healthcare business or practice within Pennsylvania are required to obtain statutory excess professional liability coverage with MCARE by paying a certain percentage (assessment) of the prevailing primary premium charged by the Pennsylvania Professional Liability Joint Underwriting Association to MCARE. The Exchange assesses its policyholders as required by MCARE in addition to collecting the premium assessed. The assessments collected from policyholders are included in “accounts payable, accrued expenses, and other liabilities” in the accompanying consolidated balance sheet, and no income is recognized by the Exchange. At December 31, 2018, the Exchange had liabilities of $433,130 for amounts collected on behalf of MCARE.

The New Jersey Property-Liability Insurance Guaranty Association (“NJPIGA”) was created by the State of New Jersey to provide a safety net for policyholders and claimants of insolvent property-casualty insurance companies. The Exchange assesses its policyholders as required by NJPIGA in addition to collecting the premium assessed. The assessments collected from policyholders are included in “accounts payable, accrued expenses, and other liabilities” in the accompanying consolidated balance sheet, and no income is recognized by the Exchange. At December 31, 2018, the Exchange had liabilities of $36,777 for amounts collected on behalf NJPIGA.

14.	Statutory Information:

Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under GAAP. Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”). The statutory financial statements of the Exchange are prepared in accordance with accounting practices prescribed by the Department.

Financial statements prepared under SAP focus on solvency of the insurer and generally provide a more conservative approach than under GAAP. These accounting practices differ significantly in the following respects from GAAP: (1) assets must be included in the statutory balance sheet at “admitted asset value,” whereas GAAP requires historical cost or, in certain instances, fair value; (2) “non-admitted assets” must be excluded through a charge to surplus, while on a GAAP basis “non-admitted assets” are included in the balance sheet net of any allowance valuation; (3) acquisition costs, such as commissions, management fees, premium taxes, and other items, have been charged to operations when incurred, whereas GAAP requires capitalization of these expenses and amortized over the term of the policies; (4) the carrying value of bonds are based on NAIC ratings whereas GAAP requires bonds to be valued based on whether management intends to hold the bonds to maturity; (5) changes in deferred income taxes are reported directly to surplus, whereas changes to deferred income taxes are reflected in the statement of income for GAAP; (6) deferred tax assets, net of any valuation allowance, are limited to those temporary deductible differences which are expected to reverse within three years, whereas under GAAP, no such limitation exists; and (7) ceded reinsurance amounts (unearned premiums and estimated loss recoverables) are shown net of the related liability, whereas presented on a gross basis and reflected as an asset for GAAP.

The Department has adopted certain prescribed accounting practices that differ from those found in the NAIC statutory accounting practices. Specifically, the Department prescribes the deduction of management fees related to unearned premiums from unearned premiums reserve and charging operations on a pro-rata basis over the period covered by these policies; whereas under SAP, the unearned premiums would not be reduced by the management fees paid relate to unearned premiums reserve.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

Statutory net income and surplus and other funds of the Exchange as determined in accordance with SAP prescribed or permitted by the Department for the year ended December 31, 2018 are as follows:

2018
Statutory net income	$597,233
Statutory surplus and other funds	16,821,008

A reconciliation of statutory surplus and other funds between NAIC statutory accounting practices and practices prescribed by the Department are as follows:

2018
Statutory surplus and other funds prescribed by the Department	$16,821,008
State prescribed practices:
Unearned management fees	(1,789,508)

Statutory surplus and other funds per NAIC statutory accounting practices	$15,031,500

In accordance with Pennsylvania law, the Exchange is required to maintain minimum subscribers’ surplus of $1,125,000. Additionally, Pennsylvania law sets the maximum amount of dividends that may be paid by the Exchange during any twelve-month period after notice to, but without the approval of, the Department. This amount cannot exceed the greater of (1) 10% of the Exchange’s surplus as reported on its most recent annual statement filed with the Department or (2) the Exchange’s statutory net income for the period covered by the annual statement as reported on such statement. During the year ended December 31, 2018, no dividends were declared or paid by the Exchange.

The Exchange is subject to minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of risk activity. Regulatory compliance is determined by a ratio of the Exchange’s total adjusted capital, as defined by the NAIC, to its authorized control level RBC. At December 31, 2018, the Exchange’s RBC exceeded minimum RBC requirements.

Note 15: Subsequent Events

Subsequent events have been evaluated through April 24, 2019, which is the date the consolidated financial statements were available to be issued.

As discussed in Note 12, on February 5, 2019 the Department approved the Plan. The effective date of the S-1 for the initial public offering of Holdings was February 11, 2019. The offering took place on March 27, 2019.

PROFESSIONAL CASUALTY ASSOCIATION

———————-

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

PROFESSIONAL CASUALTY ASSOCIATION

FINANCIAL STATEMENTS

(with report of independent registered public accounting firm)

YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors of Professional Casualty Association:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Professional Casualty Association (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive (loss) income, members’ equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Effect of Adopting New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for unrealized holding gains and losses on equity securities in 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2014.

Milwaukee, Wisconsin

April 24, 2019

PROFESSIONAL CASUALTY ASSOCIATION

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Available-for-sale bond securities, at fair value (Amortized cost of $25,043,747 and $25,795,187)	$24,522,706	$25,714,469
Equity securities, at fair value (Cost of $2,934,515 and $2,758,755)	3,016,174	3,240,787
Equity security, at net asset value	130,432	—
Short-term investments, at fair value	149,948	—

Total investments	27,819,260	28,955,256
Cash and cash equivalents	1,146,235	4,250,022
Accrued investment income	172,559	139,058
Premiums receivable	1,189,326	1,447,712
Reinsurance recoverable	2,227,068	2,312,019
Unearned ceded premiums	203,585	549,304
Income taxes recoverable	761,855	353,968
Deferred acquisition costs	1,093,314	1,189,364
Deferred income taxes	1,094,106	102,362
Due from affiliate	88,333	—
Other assets	162,208	260,684

TOTAL ASSETS	$35,957,849	$39,559,749

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Losses and loss adjustment expenses	$22,165,916	$18,584,712
Unearned premiums	3,882,068	5,494,355
Reinsurance payable	45,988	—
Accounts payable, accrued expenses, and other liabilities	861,943	1,347,964
Due to affiliates, net	5,179	278,370

TOTAL LIABILITIES	26,961,094	25,705,401

MEMBERS’ EQUITY:
Contributed capital	2,348,988	2,348,988
Retained earnings	7,059,388	11,188,322
Accumulated other comprehensive (loss) income	(411,621)	317,038

TOTAL MEMBERS’ EQUITY	8,996,755	13,854,348

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$35,957,849	$39,559,749

See notes to financial statements.

PROFESSIONAL CASUALTY ASSOCIATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES:
Net premium earned	$7,111,761	$7,480,452
Net investment income	329,172	584,026

TOTAL REVENUES	7,440,933	8,064,478

EXPENSES:
Losses and loss adjustment expenses, net	9,990,048	4,012,280
Other underwriting expenses	3,428,395	3,500,447
Interest expense	—	31,250

TOTAL EXPENSES	13,418,443	7,543,977

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(5,977,510)	520,501
PROVISION FOR INCOME TAXES	(1,467,771)	209,278

NET (LOSS) INCOME	(4,509,739)	311,223

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax benefit (expense) of $92,468 and ($133,601)	(340,754)	272,576
Reclassification adjustments for net realized gain Included in net (loss) income	(7,100)	(13,233)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(347,854)	259,343

COMPREHENSIVE (LOSS) INCOME	$(4,857,593)	$570,566

See notes to financial statements.

PROFESSIONAL CASUALTY ASSOCIATION

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, January 1, 2017	$2,348,988	$10,929,270	$5,524	$13,283,782
Net income	—	311,223	—	311,223
Other comprehensive income	—	—	259,343	259,343
Reclassification of tax effects from accumulated other comprehensive income related to passage of TCJA	—	(52,171)	52,171	—

Balance, December 31, 2017	$2,348,988	$11,188,322	$317,038	$13,854,348
Net loss	—	(4,509,739)	—	(4,509,739)
Other comprehensive loss	—	—	(347,854)	(347,854)
Reclassification of unrealized gain on equity securities, net of income taxes, from accumulated other comprehensive income with the adoption of ASU 2016-01	—	380,805	(380,805)	—

Balance, December 31, 2018	$2,348,988	$7,059,388	$(411,621)	$8,996,755

See notes to financial statements.

PROFESSIONAL CASUALTY ASSOCIATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,509,739)	$311,223
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	(899,276)	180,933
Net realized gain on sales of investments	(10,433)	(13,233)
Unrealized loss on equity securities	422,320	—
Amortization of bond premiums	23,608	87,129
Amortization expense	27,756	—
Changes in operating assets and liabilities:
Accrued investment income	(33,501)	(2,674)
Premiums receivable	258,386	(666,779)
Reinsurance recoverable	84,951	153,261
Unearned ceded premiums	345,719	54,543
Income taxes recoverable	(407,887)	28,345
Deferred acquisition costs	96,050	29,360
Due from affiliate	(88,333)	147,754
Other assets	87,031	(87,982)
Liability for losses and loss adjustment expenses	3,581,204	(4,417,079)
Unearned premiums	(1,612,287)	(1,211,753)
Reinsurance payable	45,988	—
Accounts payable, accrued expenses, and other liabilities	(486,021)	(437,083)
Due to affiliates, net	(273,191)	278,370

NET CASH USED IN OPERATING ACTIVITIES	(3,347,655)	(5,565,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments:
Proceeds from sales and maturities	8,400,183	16,725,323
Purchases	(8,140,004)	(12,123,961)
Other assets	(16,311)	(83,610)

NET CASH PROVIDED BY INVESTING ACTIVITIES	243,868	4,517,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes payable	—	(500,000)

NET CASH USED IN FINANCING ACTIVITIES	—	(500,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,103,787)	(1,547,913)
CASH AND CASH EQUIVALENTS, beginning of year	4,250,022	5,797,935

CASH AND CASH EQUIVALENTS, end of year	$1,146,235	$4,250,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid for the year	$—	$31,250

See notes to financial statements.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Organization and Operations:

Professional Casualty Association (“Association”) is an unincorporated, subscriber-owned exchange organized on April 16, 2003. The Association received its Certificate of Authority on June 26, 2003 and is licensed by the Commonwealth of Pennsylvania Insurance Department (“Department”) as a reciprocal insurance exchange. Additionally, the Association was licensed as an admitted carrier on November 2, 2015 by the Michigan Department of Insurance and Financial Services. The Association’s primary business is to provide medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers. The members of the Association consist exclusively of the Association’s subscribers. Underwriting is based on the applicants’ specialty, location, and claims history.

The Association is managed by Professional Third Party, LP (“PTP”) pursuant to the terms of an Attorney-In-Fact Agreement between the Association and PTP, effective April 16, 2003. Pursuant to the terms of the agreement, PTP provides salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to the Association and pays certain expenses on behalf of the Association in exchange for 25% of the gross written premium.

PTP has the power to direct the activities of the Association that most significantly impact the Association economic performance by acting as the common attorney-in-fact and decision maker for the subscribers at the Association. PTP is a wholly-owned subsidiary of Diversus, Inc. (“Diversus”), a Delaware domiciled holding company, effective as of June 4, 2014.

2.	Summary of Significant Accounting Policies:

Basis of Presentation

The Association prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Actual results could differ from these estimates and such differences could be material. The Association’s principal estimates include the liability for losses and loss adjustment expenses, deferred acquisition costs, other-than-temporary impairments of investments, valuation of deferred tax assets, and premium deficiency reserves.

Cash and Cash Equivalents

The Association considers cash and cash equivalents to be cash on hand and depository bank accounts with original maturities of three months or less, are readily convertible to known amounts of cash, and present insignificant risk of changes in value due to changing interest rates.

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018, investments in equity securities were classified as available-for-sale securities, stated at fair value, and unrealized holding gains and losses, net of related tax effects, were recorded directly to accumulated other comprehensive income. With the adoption of ASU 2016-01, investments in equity securities are still stated at fair value but unrealized holding gains and losses are credited or charged to net income (loss) as incurred.

The Association has an ownership interest in a limited partnership equity hedge fund. The fund has a short-term and long-term equity investment strategy that specializes in securities of financial institutions. The Association’s interest in the fund is measured at fair value using the fund’s net asset value as a practical expedient. Unrealized holding gains and losses are credited or charged to net income (loss) as incurred. After an initial one-year lockup period, the investment may be redeemed quarterly with a 45-day notice. There are no unfunded commitments related to the investment. The investment is presented as “equity security, at net asset value” in the accompanying balance sheets.

Realized gains and losses on sales of equity and fixed maturity securities are recognized into income based upon the specific identification method. Interest and dividends are recognized as earned.

The Association considers short-term investments to be short-term, highly liquid investments that are less than one year in term to the dates of maturities at the purchase dates that they present insignificant risk of changes in value due to changing interest rates.

The Association regularly evaluates all its investments based on current economic conditions, credit loss experience, and other specific developments. If there is a decline in a securities’ net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

Other-than-temporary-impairments (“OTTI”) of fixed maturity securities are separated into credit and noncredit-related amounts when there are credit-related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive (loss) income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” For equity securities in an unrealized loss position where fair value is not expected to be recovered to the security’s cost basis in a reasonable time period, or where management does not expect to hold the security for a period of time sufficient to allow for a recovery to the security’s cost basis, an OTTI is deemed to have occurred, and a loss is recognized in earnings.

Deferred Acquisition Costs

Deferred acquisition costs consist of costs that vary with and are directly related to the successful acquisition of new and renewal insurance contracts. These costs primarily consist of sales commissions, management fees, and premium taxes, are deferred, and amortized as premiums are earned over the applicable policy term.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based upon the assumption that past developments are an appropriate indicator of future events and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors. The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

The Association offers extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been an Association policyholder for least five years. An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely. The Association has this reserve actuarially determined with the balance included in unearned premiums. The extended reporting endorsement policy reserve amounted to $1,074,000 and $2,263,158 at December 31, 2018 and 2017, respectively.

Premium Deficiency Reserves

Premium deficiency reserves and the related expenses are recognized when it is probable that expected future benefit payments, loss adjustment expenses, direct administration costs, and an allocation of indirect administration costs under a group of existing contracts will exceed anticipated future premiums and reinsurance recoveries considered over the remaining lives of the contracts, and are recorded as “losses and loss adjustment expenses” in the accompanying balance sheets. The Association has not recorded any premium deficiency reserves as of December 31, 2018 or 2017. The analysis of premium deficiency reserves was completed as of December 31, 2018 and 2017. The Association does not consider anticipated investment income when calculating the premium deficiency reserves.

Reinsurance

The Association cedes reinsurance risk to other insurance companies. This arrangement allows the Association to minimize the net loss potential arising from large risks. Reinsurance contracts do not relieve the Association of its obligation to its subscribers. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Conversion Costs

The Association incurred direct consulting and other costs related to the conversion from a reciprocal insurance exchange to a stock form of ownership and as part of offering of securities by the currently planned parent company as further discussed in Note 10. Conversion and securities offering costs that are not anticipated to be reimbursed by the currently planned parent company are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income as incurred. Additionally, the Association has paid costs related to offering of securities by the formerly planned parent company. These costs were charged to the Association and required reimbursement from the formerly planned parent company. However, given the termination of the original offering (as discussed in Note 10), these costs have been written off and are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income for the year ended December 31, 2017.

Revenue Recognition

Premiums of the Association are earned on a daily pro rata basis over the terms of the insurance policies. Unearned premium reserves are established to cover the unexpired portion of the policies in force less amounts ceded to reinsurers. For consideration received for policies with effective dates subsequent to the reporting period, the Association records an advanced premium liability in lieu of written premium.

Comprehensive (Loss) Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying balance sheets. Such items, along with net (loss) income, are components of comprehensive income (loss), and are reflected in the accompanying statements of operations and comprehensive (loss) income.

Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income (loss) are recorded in investment income in the accompanying statements of operations and comprehensive (loss) income.

Income Taxes

The Association accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Association’s financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Association records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Association considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

The Association recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operations and comprehensive (loss) income. Accrued interest and penalties are included within the related tax liability line in the accompanying balance sheets.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Recently Adopted Accounting Pronouncements

The Association adopted the provisions of ASU 2016-01 for the year ended December 31, 2018. The amendments in this ASU require among other things that equity investments to be measured at fair value (excluding those equity securities measured at fair value using net asset value as a practical expedient) with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. With the adoption of ASU 2016-01, a cumulative effect of unrealized holding gains and losses on previously classified available-for-sale equity securities included in accumulated other comprehensive income at January 1, 2018 are to be reclassified to retained earnings. At January 1, 2018, unrealized holding gains in equity securities, net of tax effect, of $380,805 were reclassified from accumulated other comprehensive income to retained earnings as presented in the accompanying statement of members’ equity for the year ended December 31, 2018.

The Association adopted the provisions of FASB ASU 2015-09, Disclosures about Short-Duration Contracts, addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability roll-forward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The adoption of this ASU for the year ended December 31, 2017 did not have material impact on the financial statements.

The Association adopted the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income during the year ended December 31, 2017. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to members’ equity for stranded tax effects resulting from passage of the Tax Cuts and Jobs Act (“TCJA”). In connection with the adoption of ASU 2018-02, the Association adopted the policy option available under ASU 2018-02 of reclassifying the income tax effects related to change in tax rates from accumulated other comprehensive income to members’ equity during the year ended December 31, 2017. The adoption of this ASU for the year ended December 31, 2017 did not have material impact on the financial statements.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Association’s financial statements. The following recently issued accounting pronouncements are relevant to the Association’s financial statements:

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At this time, management is evaluating the potential impact of ASU 2016-13 in the Association’s financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the presentation used in the December 31, 2017 financial statements. Such reclassifications had no impact on members’ equity or net (loss) income.

3.	Concentrations of Credit Risk:

Financial instruments which potentially expose the Association to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, non-U.S. government bonds, premium balances receivable, and balances recoverable from reinsurers. Non-U.S. government bonds are diversified and no one investment accounts for greater than 5% of the Association’s invested assets. The Association maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Association has not experienced any losses from bank accounts. Management is of the opinion that there is low risk because of the financial strength of the respective financial institutions.

The Association is also subject to concentrations of credit risk through short-term money market investments. The credit risk related to short-term investments is minimized by the Association investing in money market funds secured by U.S. government securities or repurchase agreements secured by U.S. government securities.

Insureds consist of healthcare providers in which no one insured accounted over 20% of premiums receivable or gross written premium as of and for the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, the Association had reinsurance balances recoverable of $2,227,068 and $2,312,019, respectively, and reinsurance payable to reinsurers of $45,988 and $0, respectively, for unpaid losses and loss adjustment expenses, contingent commissions receivable, and unearned premiums with four reinsurers, one of which is an authorized reinsurer domiciled outside of the United States of America. The authorized, domestic reinsurers have A.M. Best ratings of A or better.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

4.	Variable Interest Entity:

The Association is a reciprocal insurance exchange domiciled in Pennsylvania, for which PTP serves as attorney-in-fact. PTP holds a variable interest in the Association due to the absence of decision-making capabilities by the equity owners (subscribers/policyholders) of the Association and due to the significance of the management fee the Association pays to PTP as its decision maker. As a result, PTP is deemed to have a controlling financial interest in the Association and is considered to be its primary beneficiary.

All medical professional liability insurance operations are owned by the Association, and PTP functions solely as the management company.

PTP has not provided financial or other support to the Association for any of the reporting periods presented. At December 31, 2018 and 2017, there are no explicit or implicit arrangements that would require PTP to provide future financial support to the Association.

5.	Investments:

The Association’s equity and fixed maturity securities are stated at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

The Association uses various valuation techniques and assumptions when estimating fair value, which are in accordance with accounting principles for fair value measurement of assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. These principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Quoted (unadjusted) prices for identical assets in active markets.

Level 2 - Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in nonactive markets (few transactions, limited information, noncurrent prices, high variability over time, etc.);

•	Inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc.);

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The estimated fair values of equity and fixed maturity are based on quoted market prices where available. The Association obtains one price for each security primarily from a third-party pricing service (“pricing service”), which generally uses quoted prices or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. As the Association is responsible for the determination of fair value, it performs analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest-level input that is significant to the fair value measurement in its entirety. The Association’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of investments by major security type of the Association at December 31, 2018 and 2017 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$4,097,623	$852	$61,351	$4,037,124
Subdivisions of states, territories, and possessions	840,210	4,645	—	844,855
Industrial and miscellaneous	20,105,9140	4,974	470,161	19,640,727

Total bonds	25,043,747	10,471	531,512	24,522,706
Common stocks	2,934,515	246,770	165,111	3,016,174

	$27,978,262	$257,241	$696,623	$27,538,880

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government	$6,693,770	$560	$67,765	$6,626,565
Subdivisions of states, territories, and possessions	915,000	—	1,912	913,088
Industrial and miscellaneous	18,186,417	78,498	90,099	18,174,816

Total bonds	25,795,187	79,058	159,776	25,714,469
Common stocks	2,758,755	491,752	9,720	3,240,787

	$28,553,942	$570,810	$169,496	$28,955,256

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

At December 31, 2018, maturities of investments in bond securities are as follows:

	Amortized Cost/Cost	Fair Value
Due in less than one year	$2,420,813	$2,413,413
Due after one year to five years	14,258,820	14,003,835
Due after five years to ten years	8,364,114	8,105,458

	$25,043,747	$24,522,706

Realized gains and losses are determined using the specific identification method. During the years ended December 31, 2018 and 2017, proceeds from maturity and sales and gross realized gains and losses on securities are:

	2018	2017
Proceeds	$8,400,183	$16,725,323
Gross gains	59,236	46,147
Gross losses	48,803	32,914

The components of net investment income are as follows:

	2018	2017
Bonds	$635,369	$578,219
Cash and short-term investments	40,539	19,529
Common stocks	103,226	81,298
Limited partnerships	1,231	—
Net gain on sales of investments	10,433	13,233
Unrealized loss on equity investments	(422,320)	—

	368,478	692,279
Less investment expenses	39,306	108,253

Net investment income	$329,172	$584,026

In connection with the adoption of ASU 2016-01 at January 1, 2018, the following are the net gains and losses recognized for equity investments that are included in net loss for the year ended December 31, 2018:

2018
Total net loss recognized during the year	$(418,987)
Net gain on sales of equity investments during the year	3,333

Net unrealized loss recognized during the year	$(422,320)

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table shows gross unrealized losses and fair value of the Association’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$993,433	$2,438
Industrial and miscellaneous	8,273,516	159,459
Common stocks	1,093,538	146,701

	$10,360,487	$308,598

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$2,897,807	$58,913
Industrial and miscellaneous	9,281,312	310,702
Common stocks	167,040	18,410

	$12,346,159	$388,025

	Totals
	Fair Value	Unrealized Losses
U.S. government	$3,891,240	$61,351
Industrial and miscellaneous	17,554,828	470,161
Common stocks	1,260,578	165,111

	$22,706,646	$696,623

At December 31, 2018, the Association had 174 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $308,598 and 79 securities in unrealized loss positions of greater than 12 months with a combined gross unrealized loss of $388,025.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table shows gross unrealized losses and fair value of the Association’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$2,508,225	$4,733
Subdivisions of states, territories, and possessions	—	—
Industrial and miscellaneous	7,514,041	58,048
Common stocks	186,528	5,446

	$10,208,794	$68,227

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$3,893,144	$63,032
Subdivisions of states, territories and possessions	913,088	1,912
Industrial and miscellaneous	3,212,135	32,051
Common stocks	214,313	4,274

	$8,232,680	$101,269

	Totals
	Fair Value	Unrealized Losses
U.S. government	$6,401,369	$67,765
Subdivision of states, territories, & possessions	913,088	1,912
Industrial and miscellaneous	10,726,176	90,099
Common stocks	400,841	9,720

	$18,441,474	$169,496

At December 31, 2017, the Association had 69 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $68,227 and 47 securities in unrealized loss positions of greater than 12 months with a combined gross unrealized loss of $101,269.

The unrealized losses on investments in U.S. government and agency securities, state securities, and corporate debt securities at December 31, 2018 and 2017 were primarily caused by general economic conditions and not by unfavorable changes in credit ratings associated with these securities. The Association evaluates impairment at each reporting period for each of the securities where the fair value of the investment is less than its carrying value. The contractual cash flows of the U.S. government and agency obligations are guaranteed either by the U.S. government or an agency of the U.S. government. It is expected that the securities would not be settled at a price less than the carrying value of the investment, and the Association does not intend to sell the investment until the unrealized loss is fully recovered. The Association evaluated the credit ratings of the state and agency obligations and corporate obligations, noting whether a significant deterioration since

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

purchase or other factors that may indicate an other-than-temporary-impairment such as the length of time and extent to which fair value has been less than cost, the financial condition, and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Association’s intent to sell the investment. Management of the Association determined that there were no investments which were other-than-temporarily-impaired as of and for the years ended December 31, 2018 and 2017.

The table below presents the level within the fair value hierarchy generally utilized by the Association to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018:

	Total	Level 1	Level 2	Level 3
U.S. government	$4,037,124	$—	$4,037,124	$—
Subdivisions of states, territories, and possessions	844,855	—	844,855	—
Industrial and miscellaneous	19,640,727	—	19,640,727	—

Total bonds	24,522,706	—	24,522,706	—
Common stocks	3,016,174	3,016,174	—	—

	$27,538,880	$3,016,174	$24,522,706	$—

The table below presents the level within the fair value hierarchy generally utilized by the Association to estimate the fair value of assets disclosed on a recurring basis at December 31, 2017:

	Total	Level 1	Level 2	Level 3
U.S. government	$6,626,565	$—	$6,626,565	$—
Subdivisions of states, territories, and possessions	913,088	—	913,088	—
Industrial and miscellaneous	18,174,816	—	18,174,816	—

Total bonds	25,714,469	—	25,714,469	—
Common stocks	3,240,787	3,240,787	—	—

	$28,955,256	$3,240,787	$25,714,469	$—

6.	Deferred Acquisition Costs:

The following table summarizes the components of deferred acquisition costs for the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning of year	$1,189,364	$1,218,724
Amount capitalized during the year	2,352,535	2,583,099
Amount amortized during the year	2,448,585	2,612,459

Balance, end of year	$1,093,314	$1,189,364

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

7.	Reinsurance:

On January 1, 2016, the Association and the Physicians’ Insurance Program Exchange (“Exchange”), a Pennsylvania reciprocal inter-insurance exchange, entered into a consolidated reinsurance contract with Guy Carpenter & Co, LLC. Under the terms of the agreement, reinsurance is ceded by the Association and the Exchange. For Medical Care Availability and Reduction of Error Fund (“MCARE”) eligible insureds in Pennsylvania, the reinsurance liability is $200,000 in excess of $300,000 per claim. For insured individuals not covered by MCARE, the reinsurance liability is $500,000 in excess of $500,000 per claim. Stand-alone Clinics, Health Care Organizations and Dental Professional Liability insureds, not covered by MCARE, are reinsured at limits of $700,000 in excess of $300,000 per claim. For insureds in South Carolina and Michigan with policy limits of $200,000 per claim, the reinsurer liability is $100,000 in excess of $100,000 per claim. For insureds with policy limits in excess of $200,000 per claim, not exceeding $1,000,000 per claim, the reinsurance liability is $700,000 in excess of $300,000. The reinsurance contract had a two-year term and was terminated on December 31, 2017.

On January 1, 2018, the Association and the Exchange entered into separate reinsurance contracts with JLT Re (North America), Inc. (“JLT”). Under the terms of the agreements, reinsurance is ceded by the Association and the Exchange. For MCARE eligible insureds in Pennsylvania, the reinsurance liability is $200,000 in excess of $300,000 per claim. For insured individuals not covered by MCARE, the reinsurance liability is $700,000 in excess of $300,000 per claim. For insureds in South Carolina and Michigan with policy limits of $200,000 per claim, the reinsurer liability is $100,000 in excess of $100,000 per claim. For insureds with policy limits in excess of $200,000 per claim, not exceeding $1,000,000 per claim, the reinsurance liability is $700,000 in excess of $300,000. The reinsurance contracts have a two-year term and expire on January 1, 2020.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Premiums written:
Direct	$6,311,346	$7,683,787
Ceded	466,154	1,360,550

Premiums written, net of reinsurance	$5,845,192	$6,323,237

Premiums earned:
Direct	$7,923,634	$8,895,545
Ceded	811,873	1,415,093

Premiums earned, net of reinsurance	$7,111,761	$7,480,452

Losses and loss adjustment expenses incurred:
Direct	$12,388,564	$4,702,804
Ceded	2,398,516	690,524

Losses and loss adjustment expenses incurred, net of reinsurance	$9,990,048	$4,012,280

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

8.	Losses and Loss Adjustment Expenses:

Activity in the liability for losses and loss adjustment expenses for the years ended December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Loss and loss adjustment expenses, beginning of year - gross	$18,584,712	$23,001,791
Less: Reinsurance recoverable, beginning of year	2,312,019	2,465,280
Add: Reinsurance recoverable, claims paid, beginning of year	844,288	740,158

Losses and loss adjustment expenses, beginning of year- net	17,116,981	21,276,669
Incurred related to:
Current year	3,867,284	4,435,280
Prior years	6,122,764	(423,000)

Total incurred	9,990,048	4,012,280

Paid related to:
Current year	186,677	310,857
Prior years	6,981,504	7,861,111

Total paid	7,168,181	8,171,968

Losses and loss adjustment expenses, end of year - net	19,938,848	17,116,981
Add: Reinsurance recoverable, end of year	2,227,068	2,312,019
Less: Reinsurance recoverable, claims paid, end of year	—	844,288

Losses and loss adjustment expenses, end of year - gross	$22,165,916	$18,584,712

The liability for losses and loss adjustment expenses at December 31, 2018 and 2017 were $22,165,916 and $18,584,712, respectively. For the years ended December 31, 2018 and 2017, $6,981,504 and $7,861,111, respectively, has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The favorable development of $423,000 during the year ended December 31, 2017 was primarily related to re-estimation of unpaid losses and loss adjustment expenses on all claims-made policy years. The unfavorable development of $6,122,764 during the year ended December 31, 2018 was primarily related to reserve strengthening in the 2015 ($400,000) occurrence policy year, the 2016 ($500,000) tail policy year and the 2017 ($400,000) and 2014 through 2017 ($4,500,000) claims-made policy years. A majority of these changes in indications were related to the Association’s new claims management team and a change in reserving philosophy of setting reserves at the expected value as soon as possible when the liability is acknowledged.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Incurred and Paid Loss Development Information - Unaudited

The following information about incurred and paid loss development at December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities, plus expected development on report claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2009 to December 31, 2017, is presented as supplementary information and is unaudited.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)										As of December 31, 2018
	(unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2009	$13,591	$11,440	$10,624	$9,767	$9,791	$9,712	$10,438	$11,064	$11,196	$11,602		108
2010		8,455	6,567	6,443	5,740	4,990	4,563	4,461	5,127	5,269	5	100
2011			9,459	9,537	9,471	11,602	11,928	11,982	12,428	12,589	7	70
2012				9,877	9,364	9,553	10,064	10,146	10,420	10,619	109	84
2013					7,818	7,057	6,270	5,536	5,040	5,353	152	98
2014						7,403	5,924	5,989	5,672	5,957	509	86
2015							8,374	7,292	6,500	7,286	1,127	68
2016								7,529	7,873	9,548	1,563	66
2017									4,378	6,224	2,151	71
2018										3,773	2,472	46

										$78,220

	Cumulative Losses and Loss Adjustment Expenses Paid, Net of Reinsurance (in thousands)
	(unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$408	$1,605	$4,028	$7,214	$7,956	$8,282	$9,507	$10,240	$11,057	$11,602
2010		267	963	2,065	3,078	3,671	3,851	3,981	4,986	4,997
2011			398	1,132	2,802	8,926	10,356	11,098	11,795	12,464
2012				423	1,500	3,240	5,736	8,617	9,811	9,933
2013					406	1,336	2,715	4,191	4,435	4,996
2014						285	1,017	2,884	4,094	4,395
2015							381	1,802	3,197	4,110
2016								512	2,475	4,513
2017									302	1,517
2018										167

										$58,694
			All outstanding liabilities before 2009, net of reinsurance							83

		Liabilities for losses and loss adjustment expenses, net of reinsurance								$19,609

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Reconciliation

The reconciliation for the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses at December 31, 2018 in the accompanying balance sheet is as follows:

2018
Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$19,608,690

Liabilities for losses and loss adjustment expenses, net of reinsurance	19,608,690

Reinsurance recoverable on unpaid claims:
Medical professional	2,227,068

Total reinsurance recoverable on unpaid claims	2,227,068

Unallocated loss adjustment expenses	330,158

Total gross liability for losses and loss adjustment expenses	$22,165,916

Actuarial Assumptions and Methodologies

The Association uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and loss adjustment expenses. There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and loss adjustment expenses as of December 31, 2018 and 2017.

Losses Duration Information

The following is supplemental information about average historical claims duration at December 31, 2018:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
		(unaudited)
Accident Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Medical professional	4.8%	14.3%	21.1%	25.6%	11.0%	6.8%	6.5%	10.2%	3.6%	4.7%

9.	Income Taxes:

The components of the Association’s income tax provision for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Current provision	$(568,495)	$28,345
Deferred tax provision	(899,276)	180,933

	$(1,467,771)	$209,278

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Association’s U.S. federal statutory income tax rate applicable to ordinary income was 21% and 34% for the years ended December 31, 2018 and 2017, respectively. The income tax provision differs from that computed by applying federal statutory rate to (loss) income before income taxes for the years ended December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Expected tax provision at federal statutory rate	$(1,255,277)	$176,970
Permanent and other differences	(9,706)	27,125
Deferred adjustments	(6,640)	(58,182)
Change in enacted tax rates	(219,872)	63,366
Alternative minimum tax	23,607	—
Other	117	—

Net income tax provision	$(1,467,771)	$209,279

Deferred taxes are provided for the temporary differences between financial reporting purposes and the income tax purposes of the Association’s assets and liabilities. At December 31, 2018 and 2017, the components of the Association’s net deferred tax assets consisted of the following:

	2018	2017
Deferred tax assets:
Discount of unearned premiums	$154,496	$207,692
Discount of advance premiums	18,400	30,365
Discount of losses and loss adjustment expenses	352,602	266,541
Guaranty fund assessment	5,041	16,757
Net operating loss carryforward	811,703	—
Unrealized loss on investments Capital loss carryforward	96,879	—

Total deferred tax assets	1,439,121	521,355

Deferred tax liabilities:
Deferred acquisition costs	229,596	249,766
TCJA transitional adjustment	114,004	83,753
Other items	1,415	1,198
Unrealized gains on investments	—	84,276

Total deferred tax liabilities	345,015	418,993

Net deferred tax assets	$1,094,106	$102,362

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

At December 31, 2018 and 2017, management determined that it is more likely than not that all the deferred tax assets will be realized by the Association in future years. Accordingly, the Association did not record a valuation allowance against its deferred tax assets at December 31, 2018 and 2017.

At December 31, 2018, the Association had unused operating loss carryforwards of $3,865,253 which can be utilized to offset taxable income in future years. The utilization of these losses expires in 2038. There were no unused operating loss carryforwards at December 31, 2017.

The Association has applied the provisions of ASC 740, Income Taxes, for the years ended December 31, 2018 and 2017. ASC 740 prescribes a recognition threshold and measurement attribute with respect to uncertainty in income tax positions. In applying ASC 740, the Association has evaluated its various tax positions taken during the years ended December 31, 2018 and 2017. The Association has determined that based solely on the technical merits, each tax position on a current and deferred basis has a more-likely-than-not probability that the tax position will be sustained by taxing authorities. The Association is not presently under audit by any taxing authority and there are no other uncertainties and events that are reasonably possible in the next year that would cause a significant change in the amounts of unrecognized tax benefits.

The Association did not recognize any interest and penalties in the accompanying statements of operations and comprehensive (loss) income for the years ended December 31, 2018 and 2017. The Association remains subject to examination by the Internal Revenue Service for tax years 2015 through 2017.

On December 22, 2017, TCJA was signed into law. Most of the provisions of this bill will not affect corporate taxes paid until 2018 and beyond including reducing the top corporate tax rate from 34% to 21%. However, based upon accounting principles generally accepted in the United States of America, deferred income taxes are estimated based upon expected tax rates enacted prior to the date of the financial statements. Accordingly, the Association has measured its deferred income taxes at December 31, 2017 using a tax rate of 21%. The effect on members’ equity was a decrease of $63,366, which is reported as a component of deferred income tax expense of $63,366.

Additionally, as part of the enactment of TCJA, property and casualty insurance companies are required to use Internal Revenue Service (“IRS”) prescribed factors to determine the loss discount. From the date of the passage of the new law, the IRS is using a corporate bond yield curve to determine the discount factors and property and casualty insurance companies are no longer allowed to use their own historical payment patterns to determine their discount factors. Transition rules require that property and casualty insurance companies recalculate the 2017 reserve discount as if the 2018 tax reform rules had been in effect at the time of the passage of the new law, compare it to the actual 2017 reserve discount, and amortize the difference into taxable income over eight years beginning in 2018. As a result of this comparison, the Association recorded as a component of net deferred tax asset at December 31, 2017 a resulting difference amount of $83,753, the gross amount of $398,825 of which is being amortized into taxable income beginning in 2018. During the year ended December 31, 2018, the 2017 discount reserve difference was subsequently revised due to changes in the corporate bond yield curve published by the IRS resulting in an adjusted gross amount of $620,429. During the year ended December 31, 2018, the amount amortized into taxable loss was $77,554. At December 31, 2018, the deferred tax liability related to TCJA transitional adjustment was $114,004 and is included as a component of net deferred tax asset.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

10.	Related Party Transactions:

PTP, as the attorney-in-fact for the subscribers to the Association, is responsible for the exchange of reciprocal insurance contracts among the subscribers and for managing the business of the Association as set forth in the Attorney-In-Fact Agreement. Pursuant to the terms of the agreement, PTP provides salaries, and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to the Association and pays certain expenses on behalf of the Association in exchange for 25% of the gross written premium. The Attorney-In-Fact Agreement is in effect for an indefinite term, subject only to the right of the Association and PTP to terminate this Agreement by mutual agreement. Management fee expense incurred by the Association in accordance with the Attorney-In-Fact Agreement with PTP for the years ended December 31, 2018 and 2017 were $1,577,837 and $1,920,949, respectively. Additionally, during the years ended December 31, 2018 and 2017, the Association incurred commission expenses from services provided by PTP totaling $31,404 and $33,164, respectively.    Management fee and commission expenses are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018 and 2017, the Association owed PTP $5,179 and $267,045, respectively, for these services and are included in “due to affiliates” in the accompanying balance sheets.

At December 31, 2016, the Association had subordinated promissory notes to the former owners of PTP in the total amount of $500,000, interest carried at 5%, and maturing on March 31, 2017. All the subordinated promissory notes were issued in exchange for cash from the original note holders and the notes were carried at face value. The notes were subordinated to all policyholders and general creditor obligations of the Association, and all payments of interest and principal were subject to prior approval of the Department.    During the year ended December 31, 2017, the Association received permission from the Department to pay principal and interest of $500,000 and $31,250, respectively.

On July 27, 2015, PTP had adopted a previous plan of conversion to convert the Association from a reciprocal inter-insurance exchange to a stock form of ownership pursuant to the Pennsylvania Medical Professional Liability Reciprocal Exchange-to-Stock Conversion Act (the “Act”). Under the previous plan of conversion, the Association would have merged with the Exchange and would have become a wholly-owned subsidiary of Professional Casualty Holdings, Inc. (“PCH”), a newly formed Pennsylvania business corporation. As part of the previous plan of conversion, PCH would have offered and sold its common stock to subscribers of the Association and of the Exchange as well as to other interested investors. With the adoption of the current plan of conversion between the Association, the Exchange, and Positive Physicians Insurance Exchange (“PPIX”), a Pennsylvania reciprocal inter-insurance exchange, in June 2018 as discussed below, the previous plan of conversion was discontinued. In connection with the previous plan, the Association incurred conversion and securities offering costs of $0 and $125,180 during the years ended December 31, 2018 and December 31, 2017, respectively, and are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2017, the Association had a payable of $7,426 to Diversus related to these conversion and securities offering costs and is included “due to affiliates” in the accompanying balance sheet. There was no payable to Diversus at December 31, 2018 related to the previous plans of conversion.

On June 1, 2018, PTP adopted a Plan of Conversion (the “Plan”) to convert the Association from a reciprocal inter-insurance exchange to a stock form of ownership pursuant to the Act. Under the Plan, the Association would merge with the Exchange and PPIX and would become a wholly-owned

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

subsidiary of Positive Physicians Holdings, Inc. (“Holdings”), a newly formed Pennsylvania business corporation. As part of the Plan, as amended, Holdings will offer and sell its common stock to subscribers of the Association, the Exchange, and PPIX as well as to other interested investors. Other than eligible stockholders of Diversus, it is not expected that Diversus would be a direct or indirect purchaser of common stock in the offering. The Plan was subject to the approval of the Pennsylvania Insurance Commissioner. In connection with the proposed plan, the Exchange incurred conversion and securities offering costs of $241,272 during the year ended December 31, 2018, of which $152,939 was included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018, the amount due from Holdings related to these conversion and securities offering costs was $88,333 and is presented as “due from affiliate” in the accompanying balance sheet.

On February 5, 2019, the Department approved the Plan. The effective date for the Securities and Exchange Commission Form S-1 Registration Statement (“S-1”) for the initial public offering of Holdings was February 11, 2019. The offering was completed on March 27, 2019.

The Association and Andrews Outsource Solutions, LLC (“AOS”), a wholly-owned subsidiary of Diversus, entered into an agreement, with the Form D filing approved by the Department on December 17, 2015, whereby AOS is to provide litigation management services to the Association consisting of developing, implementing, and monitoring the litigation practices and strategy of the handling of specific medical professional liability lawsuits and claims. In April 2017, the litigation management services agreement between AOS and the Association was amended, with the Form D filing approved by the Department on April 6, 2017, whereby the fee structure of charges by AOS to the Association for each case is based upon the relationship with each respective attorney ranging from $300 to $500 per case per month rather than a flat fee of $500 per case per month. During the years ended December 31, 2018 and 2017, the Association incurred litigation management services of $441,100 and $521,000, respectively, related to this agreement; such amounts are included in “losses and loss adjustment expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018 and 2017, there was no amount due to AOS related to these services.

In April 2017, the Association and Gateway Risk Services, Inc. (“Gateway”), a wholly-owned subsidiary of Diversus, entered into an agreement, with the Form D filing approved by the Department on April 6, 2017, whereby Gateway is to provide defense and cost containment services to the Association that were formerly provided by PTP to the Association prior to the effective date of the agreement. During the years ended December 31, 2018 and 2017, the Association incurred services totaling $115,000 and $84,714, respectively, related to this agreement; such amounts are included in “losses and loss adjustment expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018 and 2017, there was no amount due to Gateway related to these services.

During the year ended December 31, 2017, Diversus Management, Inc. (“DMI”), a wholly-owned subsidiary of Diversus, and PPIX paid for certain expenses on behalf of the Association. Additionally, DMI makes cash disbursements on behalf of each attorney-in-fact subsidiary of Diversus and invoices the respective attorney-in-fact for these transactions. At December 31, 2017, the amounts due to DMI and PPIX by the Association were $3,549 and $350, respectively, and are included “due to affiliates” in the accompanying balance sheets. There was no amount due to DMI and PPIX by the Association at December 31, 2018.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

As discussed in Note 7, on January 1, 2018 the Association entered into a reinsurance contract with JLT. JLT and Specialty Insurance Services, LLC (“SIS”), a wholly-owned subsidiary of Diversus, co-brokered the contract. JLT is to be compensated by the reinsurers through commissions, and JLT, in turn, will pay a portion of the commission to SIS. During the year ended December 31, 2018, SIS earned commission income of $14,178 related to this agreement.

As discussed in Note 7, the Association and the Exchange entered into a consolidated reinsurance contract effective as of January 1, 2016. Guy Carpenter and International Specialty Brokers, Ltd. (“ISBL”), a former wholly-owned subsidiary of Diversus, co-brokered the contract. Guy Carpenter was compensated by the reinsurers through commissions and Guy Carpenter, in turn, paid a portion of the commissions to ISBL. During the year ended December 31, 2017, ISBL earned commission income of $52,387 related this arrangement.

During the year ended December 31, 2017, Healthcare Professional Services, Inc. (“HPSI”), a former wholly-owned subsidiary of Diversus, provided wholesale brokerage services to the Association in the amount of $39,273.

11.	Assessments:

The Association is aware of various insurance entities’ insolvencies that produced business in the Commonwealth of Pennsylvania. The Association has received assessments for its pro-rata share of the cost of such insolvencies from the Pennsylvania Property and Casualty Insurance Guaranty Fund. Statutory accounting principles require the Association to provide a liability for the full cost of such insolvencies up to the maximum annual assessment limit (2.0%).

Based upon the available information, the Association has provided a gross liability of $24,000 and $79,793 at December 31, 2018 and 2017, respectively, for guaranty fund assessments and are included in “accounts payable, accrued expenses, and other liabilities” in the accompanying balance sheets. The Association has not recorded applicable premium tax credits at December 31, 2018 and 2017, respectively related to guaranty assessments. Total guaranty fund expense, net of prior years’ refunds and premium tax credits for the years ended December 31, 2018 and 2017 was $(10,998) and $21,663, respectively.

MCARE is a special fund established by the Commonwealth of Pennsylvania to ensure reasonable compensation for persons injured due to medical negligence. Healthcare providers who render 50% or more of his or her healthcare business or practice within Pennsylvania are required to obtain statutory excess professional liability coverage with MCARE by paying a certain percentage (assessment) of the prevailing primary premium charged by the Pennsylvania Professional Liability Joint Underwriting Association to MCARE. The Association assesses its policyholders as required by MCARE in addition to collecting the premium assessed. The assessments collected from policyholders are included in “accounts payable, accrued expenses, and other liabilities” in the accompanying balance sheets, and no income is recognized by the Association. The Association had liabilities of $101,838 and $250,000 for MCARE assessments at December 31, 2018 and 2017, respectively, for amounts collected on behalf of MCARE.

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

12.	Statutory Information:

Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under GAAP. Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”). The statutory financial statements of the Association are prepared in accordance with accounting practices prescribed by the Department.

Financial statements prepared under statutory accounting principles focus on solvency of the insurer and generally provide a more conservative approach than under GAAP. These accounting practices differ in the following respects from GAAP: (1) assets must be included in the statutory balance sheet at “admitted asset value,” whereas GAAP requires historical cost or, in certain instances, fair value; (2) “nonadmitted assets” must be excluded through a charge to surplus, while on a GAAP basis “nonadmitted assets” are included in the balance sheet net of any allowance valuation; (3) acquisition costs, such as commissions, premium taxes and other items, have been charged to operations when incurred, whereas GAAP requires capitalization of these expenses and amortized over the term of the policies; (4) the carrying value of bonds are based on NAIC ratings whereas GAAP requires bonds to be valued based on whether management intends to hold the bonds to maturity; (5) changes in deferred income taxes are reported directly to surplus, whereas changes to deferred income taxes are reflected in the statement of income for GAAP; and (6) Ceded reinsurance amounts (unearned premiums and estimated loss recoverable) are shown net of the related liability, whereas presented on a gross basis and reflected as an asset for GAAP.

The Department has adopted certain prescribed accounting practices that differ from those found in the NAIC statutory accounting practices. Specifically, the Department prescribes the deduction of management fees related to unearned premiums from unearned premiums reserve and charging operations on a pro-rata basis over the period covered by these policies; whereas under SAP, the unearned premiums would not be reduced by the management fees paid related to unearned premiums reserve.

Statutory net (loss) income and surplus and other funds of the Association as determined in accordance with SAP prescribed or permitted by the Department for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Statutory net (loss) income	$(4,996,396)	$566,492
Statutory surplus and other funds	8,963,342	13,590,554

A reconciliation of statutory surplus and other funds between NAIC statutory accounting practices and practices prescribed by the Department are as follows:

	2018	2017
Statutory surplus and other funds prescribed by the Department	$8,963,342	$13,590,554
State prescribed practices:
Unearned management fees	(702,017)	(807,794)

Statutory surplus and other funds per NAIC statutory accounting practices	$8,261,325	$12,782,760

PROFESSIONAL CASUALTY ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

In accordance with Pennsylvania law, the Association is required to maintain minimum subscribers’ surplus of $1,125,000. Additionally, Pennsylvania law sets the maximum amount of dividends that may be paid by the Association during any twelve-month period after notice to, but without the approval of, the Department. This amount cannot exceed the greater of (1) 10% of the Association’s surplus as reported on its most recent annual statement filed with the Department or (2) the Association’s statutory net income for the period covered by the annual statement as reported on such statement. During the years ended December 31, 2018 and 2017, no dividends were declared or paid by the Association.

The Association is subject to minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of risk activity. Regulatory compliance is determined by a ratio of the Association’s total adjusted capital, as defined by the NAIC, to its authorized control level RBC. At December 31, 2018 and 2017, the Association’s RBC exceeded minimum RBC requirements.

Note 13:	Subsequent Events

Subsequent events have been evaluated through April 24, 2019, which is the date the financial statements were available to be issued.

As discussed in Note 10, on February 5, 2019 the Department approved the Plan. The effective date of the S-1 for the initial public offering of Holdings was February 11, 2019. The offering was completed on March 27, 2019.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

FINANCIAL STATEMENTS

(with report of independent registered public accounting firm)

YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors of Physicians’ Insurance Program Exchange:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Physicians’ Insurance Program Exchange (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive (loss) income, members’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Effect of Adopting New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for unrealized holding gains and losses on equity securities in 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2014.

Milwaukee, Wisconsin

April 24, 2019

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Available-for-sale bond securities, at fair value (Amortized cost of $19,812,852 and $21,161,640)	$19,488,355	$21,229,056
Equity securities, at fair value (Cost of $1,851,192 and $1,580,248)	1,809,604	1,819,637
Equity securities, at net asset value	224,127	131,798
Short-term investments, at fair value	224,001	—

Total investments	21,746,087	23,180,491
Cash and cash equivalents	792,908	1,836,204
Accrued investment income	138,796	136,854
Premiums receivable	185,889	353,793
Reinsurance recoverable	297,223	156,443
Unearned ceded premiums	56,162	171,573
Income taxes recoverable	425,753	189,233
Deferred acquisition costs	373,090	384,957
Deferred income taxes	282,207	151,578
Surplus note to affiliate	500,000	—
Due from affiliate	88,628	—
Other assets	49,970	83,036

TOTAL ASSETS	$24,936,713	$26,644,162

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Losses and loss adjustment expenses	$11,562,933	$11,761,133
Unearned premiums	1,341,722	1,609,252
Reinsurance payable	40,139	10,661
Accounts payable, accrued expenses, and other liabilities	796,554	922,001
Due to affiliates, net	40,334	77,470

TOTAL LIABILITIES	13,781,682	14,380,517

MEMBERS’ EQUITY:
Contributed capital	8,050,850	8,050,850
Retained earnings	3,360,533	3,970,419
Accumulated other comprehensive (loss) income	(256,352)	242,376

TOTAL MEMBERS’ EQUITY	11,155,031	12,263,645

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$24,936,713	$26,644,162

See notes to financial statements.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES:
Net premium earned	$3,379,655	$3,147,916
Net investment income	394,014	571,463

TOTAL REVENUES	3,773,669	3,719,379

EXPENSES:
Losses and loss adjustment expenses, net	2,919,719	1,823,071
Other underwriting expenses	2,019,277	1,855,102

TOTAL EXPENSES	4,938,996	3,678,173

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,165,327)	41,206
PROVISION FOR INCOME TAXES	(366,140)	101,394

NET LOSS	(799,187)	(60,188)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized holding (losses) gains on available-for-sale securities, net of income tax benefit (expense) of $82,253 and $(104,314)	(263,199)	143,108
Reclassification adjustments for net realized gain included in net loss	(46,228)	(50,671)

Total other comprehensive (loss) income	(309,427)	92,437

COMPREHENSIVE (LOSS) INCOME	$(1,108,614)	$32,249

See notes to financial statements.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, January 1, 2017	$8,050,709	$4,070,492	$110,054	$12,231,255
Subscription fees	141	—	—	14141
Net loss	—	(60,188)	—	(60,188)
Other comprehensive income	—	—	92,437	92,437
Reclassification of tax effects from accumulated other comprehensive income related to passage of TCJA	—	(39,885)	39,885	—

Balance, December 31, 2017	$8,050,850	$3,970,419	$242,376	$12,263,645
Net loss	—	(799,187)	—	(799,187)
Other comprehensive loss	—	—	(309,427)	(309,427)
Reclassification of unrealized gain on equity securities, net of income taxes, from accumulated other comprehensive income with the adoption of ASU 2016-01	—	189,301	(189,301)	—

Balance, December 31, 2018	$8,050,850	$3,360,533	$(256,352)	$11,155,031

See notes to financial statements.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799,187)	$(60,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(48,376)	131,414
Net realized gain on sales of investments	(39,393)	(50,671)
Unrealized loss on equity securities	305,075	—
Amortization of bond premiums	40,722	66,290
Amortization expense	16,356	—
Changes in operating assets and liabilities:
Accrued investment income	(1,942)	(13,981)
Premiums receivable	167,904	105,002
Reinsurance recoverable	(140,780)	(65,575)
Unearned ceded premiums	115,411	23,261
Income taxes recoverable	(236,520)	(125,986)
Deferred acquisition costs	11,867	37,353
Due from affiliate	(88,628)	—
Other assets	24,583	(9,391)
Liability for losses and loss adjustment expenses	(198,200)	(581,915)
Unearned premiums	(267,530)	(143,419)
Reinsurance payable	29,478	(61,082)
Accounts payable, accrued expenses, and other liabilities	(125,447)	(148,289)
Due to affiliates, net	(37,136)	(252,104)

NET CASH USED IN OPERATING ACTIVITIES	(1,271,743)	(1,149,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments:
Proceeds from sales and maturities	5,056,598	5,489,626
Purchases	(4,320,278)	(10,580,515)
Issuance of surplus note to affiliate	(500,000)	—
Other assets	(7,873)	(51,010)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	228,447	(5,141,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription fees received	—	141

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	141

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,043,296)	(6,291,039)
CASH AND CASH EQUIVALENTS, beginning of year	1,836,204	8,127,243

CASH AND CASH EQUIVALENTS, end of year	$792,908	$1,836,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid for the year	$—	$215,406

See notes to financial statements.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Organization and Operations:

Physicians’ Insurance Program Exchange (“Exchange”) is an unincorporated, subscriber-owned, exchange organized on March 14, 2005. The Exchange received its Certificate of Authority on August 24, 2005 and is licensed by the Commonwealth of Pennsylvania Insurance Department ( “Department”) as a reciprocal insurance exchange. Additionally, the Exchange was licensed as an admitted carrier on October 15, 2013 by the South Carolina Department of Insurance. The Exchange’s primary business is to provide medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to health care providers practicing in the Commonwealth of Pennsylvania. The members of the Exchange consist exclusively of the Exchange’s subscribers. Underwriting is based on the applicants’ specialty, location and claims history.

The Exchange is managed by Physicians’ Insurance Program Management Company (“PIPMC”) pursuant to the terms of an Attorney-In-Fact Agreement between the Exchange and PIPMC, effective August 24, 2005. Pursuant to the terms of the agreement, PIPMC provides salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to the Exchange and pays certain expenses on behalf of the Exchange for 25% of gross written premium.

PIPMC has the power to direct the activities of the Exchange that most significantly impact the Exchange economic performance by acting as the common attorney-in-fact and decision maker for the subscribers at the Exchange. PIPMC is a wholly-owned subsidiary of Diversus, Inc. (“Diversus”), a Delaware domiciled holding company, effective as of November 23, 2015.

2.	Summary of Significant Accounting Policies:

Basis of Presentation

The Exchange prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Actual results could differ from these estimates and such differences could be material. The Exchange’s principal estimates include the liability for losses and loss adjustment expenses, deferred acquisition costs, other-than-temporary impairments of investments, valuation of deferred tax assets, and premium deficiency reserves.

Cash and Cash Equivalents

The Exchange considers cash and cash equivalents to be cash on hand and depository bank accounts with original maturities of three months or less, are readily convertible to known amounts of cash, and present insignificant risk of changes in value due to changing interest rates.

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018, investments in equity securities were classified as available-for-sale securities, stated at fair value, and unrealized holding gains and losses, net of related tax effects, were recorded directly to accumulated other comprehensive income (loss). With the adoption of ASU 2016-01, investments in equity securities are still stated at fair value but unrealized holding gains and losses are credited or charged to net income (loss) as incurred.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Exchange has ownership interests in two limited partnership equity hedge funds. The Exchange’s interests are measured at fair value using the funds’ net asset values as a practical expedient. Unrealized holding gains and losses are credited or charged to net income (loss) as incurred. There are no unfunded commitments related to these investments. The investments are presented as “equity securities, at net asset value” in the accompanying balance sheets. The first fund with a fair value of $137,173 has a short-term and long-term global equity investment strategy. Investments may be redeemed from the fund on a monthly basis with a 30-day notice, subject to certain restrictions at the discretion of the general partner, and there is no lockup period related to the investment. The second fund with a fair value of $86,954 also has a short-term and long-term equity investment strategy that specializes in investments in financial institutions. After an initial one-year lockup period that expires in 2019, the investment in the second fund may be redeemed quarterly with a 45-day notice.

Realized gains and losses on sales of equity and fixed maturity securities are recognized into income based upon the specific identification method. Interest and dividends are recognized as earned.

The Exchange considers short-term investments to be short-term, highly liquid investments that are less than one year in term to the dates of maturities at the purchase dates that they present insignificant risk of changes in value due to changing interest rates.

The Exchange regularly evaluates all its investments based on current economic conditions, credit loss experience, and other specific developments. If there is a decline in a securities’ net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

Other-than-temporary-impairments (“OTTI”) of fixed maturity securities are separated into credit and noncredit-related amounts when there are credit-related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” For equity securities in an unrealized loss position where fair value is not expected to be recovered to the security’s cost basis in a reasonable time period, or where management does not expect to hold the security for a period of time sufficient to allow for a recovery to the security’s cost basis, an OTTI is deemed to have occurred, and a loss is recognized in earnings.

Deferred Acquisition Costs

Deferred acquisition costs consist of costs that vary with and are directly related to the successful acquisition of new and renewal insurance contracts. These costs primarily consist of sales commissions, management fees, and premium taxes, are deferred, and amortized as premiums are earned over the applicable policy term.

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based upon the assumption that past developments are an appropriate indicator of future events and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

The Exchange offers extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been an Exchange policyholder for least five years. An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely. The Exchange has this reserve actuarially determined with the balance included in unearned premiums. The extended reporting endorsement policy reserve amounted to $365,000 and $600,000 at December 31, 2018 and 2017, respectively.

Premium Deficiency Reserves

Premium deficiency reserves and the related expenses are recognized when it is probable that expected future benefit payments, loss adjustment expenses, direct administration costs, and an allocation of indirect administration costs under a group of existing contracts will exceed anticipated future premiums and reinsurance recoveries considered over the remaining lives of the contracts, and are recorded as “losses and loss adjustment expenses” in the accompanying balance sheets. The Exchange has not recorded any premium deficiency reserves as of December 31, 2018 or 2017. The analysis of premium deficiency reserves was completed as of December 31, 2018 and 2017. The Exchange does not consider anticipated investment income when calculating the premium deficiency reserves.

Reinsurance

The Exchange cedes insurance risk to other insurance companies. This arrangement allows the Exchange to minimize the net loss potential arising from large risks. Reinsurance contracts do not relieve the Exchange of its obligation to its subscribers. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract.

Conversion Costs

The Exchange incurred direct consulting and other costs related to the conversion from a reciprocal insurance exchange to a stock form of ownership and as part of offering of securities by the currently planned parent company as further discussed in Note 10. Conversion and securities offering costs that are not anticipated to be reimbursed by the currently planned parent company are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income as incurred. Additionally, the Exchange has paid costs related to offering of securities by the formerly planned parent company. These costs were charged to the Exchange and required reimbursement from the formerly planned parent company. However, given the termination of the original offering (as discussed in Note 10), these costs have been written off and are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income for the year ended December 31, 2017.

Revenue Recognition

Premiums of the Exchange are earned on a daily pro rata basis over the terms of the insurance policies. Unearned premium reserves are established to cover the unexpired portion of the policies in force less amounts ceded to reinsurers. For consideration received for policies with effective dates subsequent to the reporting period, the Exchange records an advanced premium liability in lieu of written premium.

Comprehensive (Loss) Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying balance sheets. Such items, along with net (loss) income, are components of comprehensive income (loss), and are reflected in the accompanying statements of operations and comprehensive (loss) income.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Reclassifications of realized gains and losses on sales of investments and out of accumulated other comprehensive income (loss) are recorded in investment income in the accompanying statements of operations and comprehensive (loss) income.

Income Taxes

The Exchange accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Exchange’s financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Exchange records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Exchange considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations.

The Exchange recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operations and comprehensive (loss) income. Accrued interest and penalties are included within the related tax liability line in the accompanying balance sheets.

Recently Adopted Accounting Pronouncements

The Exchange adopted the provisions of ASU 2016-01 for the year ended December 31, 2018. The amendments in this ASU require among other things that equity investments to be measured at fair value (excluding those equity securities measured at fair value using net asset value as a practical expedient) with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. With the adoption of ASU 2016-01, a cumulative effect of unrealized holding gains and losses on previously classified available-for-sale equity securities included in accumulated other comprehensive income at January 1, 2018 are to be reclassified to retained earnings. At January 1, 2018, unrealized holding gains in equity securities, net of tax effect, of $189,301 were reclassified from accumulated other comprehensive income to retained earnings as presented in the accompanying statement of members’ equity for the year ended December 31, 2018.

The Exchange adopted the provisions of FASB ASU 2015-09, Disclosures about Short-Duration Contracts, addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability roll-forward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The adoption of this ASU for the year ended December 31, 2017 did not have material impact on the financial statements.

The Exchange adopted the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income during the year ended December 31, 2017. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to members’ equity for stranded tax effects resulting from passage of the Tax Cuts and Jobs Act (“TCJA”). In connection with the adoption of ASU 2018-02, the Exchange adopted the policy option available under ASU 2018-02 of reclassifying the income tax effects related to change in tax rates from accumulated other comprehensive income to members’ equity during the year ended December 31, 2017. The adoption of this ASU for the year ended December 31, 2017 did not have material impact on the financial statements.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Exchange’s financial statements. The following recently issued accounting pronouncements are relevant to the Exchange’s financial statements:

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. At this time, management is evaluating the potential impact of ASU 2016-13 in the Exchange’s financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the presentation used in the December 31, 2017 financial statements. Such reclassifications had no impact on members’ equity or net loss.

3.	Concentrations of Credit Risk:

Financial instruments that potentially subject the Exchange to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, non-U.S. government bonds, premiums receivable, and balances recoverable from reinsurers. Non-U.S. government bonds are diversified and no one investment accounts for greater than 5% of the Exchange’s invested assets. The Exchange maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Exchange has not experienced any losses from bank accounts. Management is of the opinion that there is low risk because of the financial strength of the respective financial institutions.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Exchange is also subject to concentrations of credit risks through short-term money market investments. The credit risk related to short-term money market investments is minimized by the Exchange by investing in money market funds secured by U.S. government securities or repurchase agreements secured by U.S. government securities.

Insureds consist of healthcare providers in which no one insured accounted for over 20% of premiums receivable or gross written premium as of and for the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, the Exchange had reinsurance balances recoverable of $297,223 and $156,443, respectively, and reinsurance payable to the reinsurer of $40,139 and $10,661, respectively, for unpaid losses and loss adjustment expenses, contingent commissions receivable, and unearned premiums with one authorized reinsurer, which is domiciled outside of the United States of America.

Premiums receivable include amounts due from a premium financing company that are paid within 30 days of the effective date of the insurance policy. Management is of the opinion there is minimal risk due to the premium financing company accepting all recourse for nonpayment by the subscriber.

4.	Variable Interest Entity:

The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which PIPMC serves as attorney-in-fact. PIPMC holds a variable interest in the Exchange due to the absence of decision-making capabilities by the equity owners (subscribers/policyholders) of the Exchange and due to the significance of the management fee the Exchange pays to PIPMC as its decision maker. As a result, PIPMC is deemed to have a controlling financial interest in the Exchange and is considered to be its primary beneficiary.

All medical professional liability insurance operations are owned by the Exchange, and PIPMC functions solely as the management company.

PIPMC has not provided financial or other support to the Exchange for any of the reporting periods presented. At December 31, 2018 and 2017, there are no explicit or implicit arrangements that would require PIPMC to provide future financial support to the Exchange.

5.	Investments:

The Exchange’s equity and fixed maturity securities are stated at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

The Exchange uses various valuation techniques and assumptions when estimating fair value, which are in accordance with accounting principles for fair value measurement of assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. These principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Quoted (unadjusted) prices for identical assets in active markets.

Level 2 - Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in nonactive markets (few transactions, limited information, noncurrent prices, high variability over time, etc.);

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

•	Inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc.);

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The estimated fair values of equity and fixed maturity securities are based on quoted market prices where available. The Exchange obtains one price for each security primarily from a third-party pricing service (“pricing service”), which generally uses quoted prices or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. As the Exchange is responsible for the determination of fair value, it performs analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest-level input that is significant to the fair value measurement in its entirety. The Exchange’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of investments by major security type for the results of the Exchange at December 31, 2018 and 2017 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$3,656,123	$86,502	$43,571	$3,699,054
States, territories, and possessions	200,468	10,594	—	211,062
Subdivisions of states, territories, and possessions	2,516,008	29,549	19,319	2,526,238
Industrial and miscellaneous	13,440,253	2,775	391,027	13,052,001

Total bonds	19,812,852	129,420	453,917	19,488,355
Common stocks	1,851,192	94,410	135,998	1,809,604

	$21,664,044	$223,830	$589,915	$21,297,959

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government	$4,940,661	$147,753	$44,877	$5,043,537
States, territories, and possessions	200,490	15,866	—	216,356
Subdivisions of states, territories, and possessions	3,205,666	54,515	77,223	3,182,958
Industrial and miscellaneous	12,814,823	37,455	66,073	12,786,205

Total bonds	21,161,640	255,589	188,173	21,229,056
Common stocks	1,580,248	247,978	8,589	1,819,637

	$22,741,888	$503,567	$196,762	$23,048,693

At December 31, 2018, maturities of investments in bond securities are as follows:

	Amortized Cost/Cost	Fair Value
Due in less than one year	$1,623,905	$1,617,154
Due after one year to five years	10,259,473	10,144,327
Due after five years to ten years	6,554,339	6,324,553
Due after ten years	1,375,135	1,402,321

	$19,812,852	$19,488,355

Realized gains and losses are determined using the specific identification method. During the years ended December 31, 2018 and 2017, proceeds from maturity and sales and gross realized gains and losses on securities are:

	2018	2017
Proceeds	$5,056,598	$5,489,626
Gross gains	93,587	98,767
Gross losses	54,194	48,096

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The components of net investment income are as follows:

	2018	2017
Bonds	$606,990	$510,632
Cash and short-term investments	15,960	26,662
Common stocks	69,041	58,073
Limited partnerships	2,061	2,684
Net gain on sales of investments	39,393	50,671
Unrealized loss on equity investments	(305,075)	—

	428,370	648,722
Less investment expenses	34,356	77,259

Net investment income	$394,014	$571,463

In connection with the adoption of ASU 2016-01 at January 1, 2018, the following are the net gains and losses recognized for equity investments that are included in net loss for the year ended December 31, 2018:

2018
Total net loss recognized during the year	$(283,344)
Net gain on sales of equity investments during the year	21,731

Net unrealized loss recognized during the year	$(305,075)

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table shows gross unrealized losses and fair value of the Exchange’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$267,830	$1,820
Subdivisions of states, territories, and possessions	530,256	7,588
Industrial and miscellaneous	5,223,704	120,373
Common stocks	700,199	125,691

	$6,721,989	$255,472

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$1,455,155	$41,751
Subdivision of states, territories, and possessions	670,277	11,731
Industrial and miscellaneous	7,098,101	270,654
Common stocks	57,464	10,307

	$9,280,997	$334,443

	Totals
	Fair Value	Unrealized Losses
U.S. government	$1,722,985	$43,571
Subdivision of states, territories, and possessions	1,200,533	19,319
Industrial and miscellaneous	12,321,805	391,027
Common stocks	757,663	135,988

	$16,002,986	$589,915

At December 31, 2018, the Exchange had 173 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $255,472 and 99 securities in unrealized loss positions of greater than 12 months with a combined gross unrealized loss of $334,443.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table shows gross unrealized losses and fair value of the Exchange’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$259,329	$1,404
Subdivisions of states, territories, and possessions	127,479	646
Industrial and miscellaneous	6,919,636	53,723
Common stocks	187,070	6,100

	$7,493,514	$61,873

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$2,087,424	$43,473
Subdivisions of states, territories, and possessions	890,308	76,577
Industrial and miscellaneous	1,707,035	12,350
Common stocks	98,136	2,489

	$4,782,903	$134,889

	Totals
	Fair Value	Unrealized Losses
U.S. government	$2,346,753	$44,877
Subdivisions of states, territories, and possessions	1,017,787	77,223
Industrial and miscellaneous	8,626,671	66,073
Common stocks	285,206	8,589

	$12,276,417	$196,762

At December 31, 2017, the Exchange had 89 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $61,873 and 71 securities in unrealized loss positions of greater than 12 months with a combined gross unrealized loss of $134,889.

The unrealized losses on investments in U.S. government and agency securities, state securities, and corporate debt securities at December 31, 2018 and 2017 were primarily caused by general economic conditions and not by unfavorable changes in credit ratings associated with these securities. The Association evaluates impairment at each reporting period for each of the securities where the fair value of the investment is less than its carrying value. The contractual cash flows of the U.S. government and agency obligations are guaranteed either by the U.S. government or an agency of the U.S. government. It is expected that the securities would not be settled at a price less than the carrying value of the investment, and the Exchange does not intend to sell the investment until the unrealized loss is fully recovered. The Exchange evaluated the credit ratings of the state and agency obligations and corporate obligations, noting whether a significant deterioration since purchase or other factors that may indicate an other-than-temporary-impairment such as the length of time and extent to which fair value has been less than cost, the financial condition, and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Exchange’s intent to sell the investment. Management of the Exchange determined that there were no investments which were other-than-temporarily-impaired as of and for the years ended December 31, 2018 and 2017.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The table below presents the level within the fair value hierarchy generally utilized by the Exchange to estimate the fair value of assets disclosed on a recurring basis as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
U.S. government	$3,699,054	$—	$3,699,054	$—
States, territories, and possessions	211,062	—	211,062	—
Subdivisions of states, territories and possessions	2,526,238	—	2,526,238	—
Industrial and miscellaneous	13,052,001	—	13,052,001	—

Total bonds	19,488,355	—	19,488,355	—
Common stocks	1,809,604	1,809,604	—	—

	$21,297,959	$1,809,604	$19,488,355	$—

The table below presents the level within the fair value hierarchy generally utilized by the Exchange to estimate the fair value of assets disclosed on a recurring basis as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
U.S. government	$5,043,537	$—	$5,043,537	$—
States, territories, and possessions	216,356	—	216,356	—
Subdivisions of states, territories and possessions	3,182,958	—	3,182,958	—
Industrial and miscellaneous	12,786,205	—	12,786,205	—

Total bonds	21,229,056	—	21,229,056	—
Common stocks	1,819,637	1,819,637	—	—

	$23,048,693	$1,819,637	$21,229,056	$—

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

6.	Deferred Acquisition Costs:

The following table summarizes the components of deferred acquisition costs for the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning of year	$384,957	$422,310
Amount capitalized during the year	1,272,882	1,370,230
Amount amortized during the year	1,284,749	1,407,583

Balance, end of year	$373,090	$384,957

7.	Reinsurance:

Effective January 1, 2016, the Exchange and Professional Casualty Association (the “Association”), a Pennsylvania reciprocal inter-insurance exchange, entered into an annual consolidated reinsurance contract with Guy Carpenter & Co, LLC. Under the terms of the agreement, reinsurance is ceded by the Association and the Exchange. For Medical Care Availability and Reduction of Error Fund (“MCARE”) eligible insureds in Pennsylvania, the reinsurance liability is $200,000 in excess of $300,000 per claim. For insured individuals not covered by MCARE, the reinsurance liability is $500,000 in excess of $500,000 per claim. Stand-alone Clinics, Health Care Organizations and Dental Professional Liability insureds, not covered by MCARE, are reinsured at limits of $700,000 in excess of $300,000 per claim. For insureds in South Carolina and Michigan with policy limits of $200,000 per claim, the reinsurer liability is $100,000 in excess of $100,000 per claim. For insureds with policy limits in excess of $200,000 per claim, not exceeding $1,000,000 per claim, the reinsurance liability is $700,000 in excess of $300,000. The reinsurance contract had a two-year term and was terminated on December 31, 2017.

On January 1, 2018, the Exchange and the Association entered into separate reinsurance contracts with JLT Re (North America), Inc. (“JLT”). Under the terms of the agreements, reinsurance is ceded by the Exchange and the Association. For MCARE eligible insureds in Pennsylvania, the reinsurance liability is $200,000 in excess of $300,000 per claim. For insured individuals not covered by MCARE, the reinsurance liability is $700,000 in excess of $300,000 per claim. For insureds in South Carolina and Michigan with policy limits of $200,000 per claim, the reinsurer liability is $100,000 in excess of $100,000 per claim. For insureds with policy limits in excess of $200,000 per claim, not exceeding $1,000,000 per claim, the reinsurance liability is $700,000 in excess of $300,000. The reinsurance contracts have a two-year term and expire on January 1, 2020.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The effect of reinsurance on premiums written, amounts earned, and losses and loss adjustment expenses incurred for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Premiums written:
Direct	$3,425,473	$3,647,265
Ceded	197,937	619,507

Premiums written, net of reinsurance	$3,227,536	$3,027,758

Premiums earned:
Direct	$3,693,003	$3,790,684
Ceded	313,348	642,768

Premiums earned, net of reinsurance	$3,379,655	$3,147,916

Losses and loss adjustment expenses incurred:
Direct	$3,060,499	$1,888,646
Ceded	140,780	65,575

Losses and loss adjustment expenses incurred, net of reinsurance	$2,919,719	$1,823,071

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

8.	Losses and Loss Adjustment Expenses:

Activity in the liability for losses and loss adjustment expenses for the years ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Losses and loss adjustment expenses, beginning of year - gross	$11,761,133	$12,343,048
Less: Reinsurance recoverable, beginning of year	156,443	90,868

Losses and loss expense reserves, beginning of year – net	11,604,690	12,252,180
Incurred related to:
Current year	2,061,854	2,163,071
Prior years	857,865	(340,000)

Total incurred	2,919,719	1,823,071

Paid related to:
Current year	128,751	29,623
Prior years	3,129,948	2,440,938

Total paid	3,258,699	2,470,561

Losses and loss adjustment expenses, end of year – net	11,265,710	11,604,690
Add: Reinsurance recoverable, end of year	297,223	156,443

Losses and loss adjustment expenses, end of year - gross	$11,562,933	$11,761,133

The liability for losses and loss adjustment expenses at December 31, 2018 and 2017 were $11,562,933 and $11,761,133, respectively. For the years ended December 31, 2018 and 2017, $3,129,948 and $2,440,938, respectively, has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The favorable development of $340,000 during the year ended December 31, 2017 was primarily related to re-estimation of unpaid losses and loss adjustment expenses in the 2013 and 2014 policy years. The unfavorable development of $857,865 during the year ended December 31, 2018 was primarily related reserve strengthening in the 2015 ($1,000,000) occurrence policy year and the 2013 ($500,000) claims-made policy years. The Exchange did realize positive reserve development for the 2010-2012 occurrence policy years of $800,000. A majority of these changes in indications were related to the Exchange’s new claims management team and a change in reserving philosophy of setting reserves at the expected value as soon as possible when the liability is acknowledged.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Incurred and Paid Loss Development Information—Unaudited

The following information about incurred and paid loss development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities, plus expected development on report claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2009 to December 31, 2017, is presented as supplementary information and is unaudited.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands) (unaudited)										As of December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of Incurred-But- Not- Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2009	$4,299	$3,801	$4,603	$4,624	$4,687	$5,501	$6,253	$6,663	$7,421	$7,422	$17	2
2010		5,262	4,314	4,306	4,229	3,517	3,667	3,048	3,224	3,012	11	1
2011			4,736	3,773	3,664	4,352	4,203	4,772	4,454	4,133	44	4
2012				4,170	3,176	3,314	3,400	2,927	2,914	2,543	68	3
2013					3,388	3,100	2,750	2,063	1,183	1,722	68	5
2014						3,551	3,150	2,247	1,137	1,153	155	7
2015							3,452	2,918	3,002	4,078	745	16
2016								2,800	3,486	3,662	960	12
2017									2,026	2,055	1,214	13
2018										1,991	1,300	12

										$31,771

	Cumulative Losses and Loss Adjustment Expenses Paid, Net of Reinsurance (in thousands)
	(unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$52	$315	$1,112	$2,122	$3,246	$4,449	$4,620	$6,075	$6,695	$7,085
2010		167	503	1,631	2,363	1,802	2,392	2,611	2,724	2,737
2011			111	390	1,342	1,232	3,155	3,688	3,802	3,900
2012				496	657	1,496	2.166	1,984	2,361	2,394
2013					70	324	584	445	573	1,195
2014						90	367	419	562	688
2015							63	293	827	1,188
2016								239	536	1,781
2017									26	112
2018										104

										$21,184
All outstanding liabilities before 2009, net of reinsurance										460

Liabilities for losses and loss adjustment expenses, net of reinsurance										$11,047

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Reconciliation

The reconciliation for the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses at December 31, 2018 in the accompanying balance sheet is as follows:

2018
Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$11,046,603

Liabilities for losses and loss adjustment expenses, net of reinsurance	11,046,603

Reinsurance recoverable on unpaid claims:
Medical professional	297,223

Total reinsurance recoverable on unpaid claims	297,223

Unallocated loss adjustment expenses	219,107

Total gross liability for losses and loss adjustment expenses	$11,562,933

Actuarial Assumptions and Methodologies

The Exchange uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and loss adjustment expenses. There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and loss adjustment expenses as of December 31, 2018 and 2017.

Losses Duration Information

The following is supplemental information about average historical claims duration at December 31, 2018:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
		(unaudited)
Accident Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Medical professional	5.5%	9.4%	21.4%	10.7%	9.0%	19.9%	3.4%	8.6%	4.4%	5.3%

9.	Income Taxes:

The components of the Exchange’s income tax provision for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Current provision	$(317,764)	$(30,020)
Deferred tax provision	(48,376)	131,414

	$(366,140)	$101,394

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Exchange’s U.S. federal statutory income tax rate applicable to ordinary income was 21% and 34% for the years ended December 31, 2018 and 2017, respectively. The income tax provision differs from that computed by applying federal statutory rate to (loss) income before income taxes for the years ended December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Expected tax provision at federal statutory rate	$(244,719)	$14,010
Permanent and other difference	(14,010)	5,242
Deferred adjustments	23,453	(15,955)
Alternative minimum tax	—	4,262
Change in enacted tax rates	(130,864)	93,835

Net income tax provision	$(366,140)	$101,394

Deferred taxes are provided for the temporary differences between financial reporting purposes and the income tax purposes of the Exchange’s assets and liabilities. At December 31, 2018 and 2017, the components of the Exchange’s net deferred income taxes consisted of the following:

	2018	2017
Deferred tax assets:
Discount of unearned premiums	$53,993	$60,382
Discount of advance premiums	20,319	25,263
Discount of losses and loss adjustment expenses	199,629	177,136
Capital loss carryforward	34,558	41,774
Guaranty fund assessment	2,311	5,692
Unrealized loss on investments	81,326	—

Total deferred tax assets	392,136	310,247

Deferred tax liabilities:
Deferred acquisition costs	78,349	80,841
TCJA transitional adjustment	31,118	12,425
Other items	462	410
Unrealized gain on investments	—	64,993

Total deferred tax liabilities	109,929	158,669

Net deferred tax asset	$282,207	$151,578

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2018 and 2017, management determined that it is more likely than not that all the deferred tax assets will be realized by the Exchange in future years. Accordingly, the Exchange did not record a valuation allowance against its deferred tax assets at December 31, 2018 and 2017.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

At December 31, 2018 and 2017, the Exchange had $164,566 and $198,923, respectively, of unused capital loss carryforwards available to offset future taxable income and no unused operating loss carryforwards.

The Exchange has applied the provisions of ASC 740, Income Taxes, for the years ended December 31, 2018 and 2017. ASC 740 prescribes a recognition threshold and measurement attribute with respect to uncertainty in income tax positions. In applying ASC 740, the Exchange has evaluated its various tax positions taken during the years ended December 31, 2018 and 2017. The Exchange has determined that based solely on the technical merits, each tax position on a current and deferred basis has a more-likely-than-not probability that the tax position will be sustained by taxing authorities. The Exchange is not presently under audit by any taxing authority and there are no other uncertainties and events that are reasonably possible in the next year that would cause a significant change in the amounts of unrecognized tax benefits.

The Exchange did not recognize any interest and penalties in the accompanying statements of operations and comprehensive (loss) income for the years ended December 31, 2018 and 2017. The Exchange remains subject to examination by the Internal Revenue Service for tax years 2015 through 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Most of the provisions of this bill did not affect corporate taxes paid until 2018 and beyond including reducing the top corporate tax rate from 34% to 21%. However, based upon applicable statutory accounting rules deferred income taxes are estimated based upon expected tax rates enacted prior to the date of the financial statements. Accordingly, the Exchange has measured its deferred income taxes at December 31, 2017 using a tax rate of 21%. The effect on members’ equity was a decrease of $93,835, which is reported as a component of deferred income tax expense of $93,835.

Additionally, as part of the enactment of TCJA, property and casualty insurance companies are required to use Internal Revenue Service (“IRS”) prescribed factors to determine the loss discount. From the date of the passage of the new law, the IRS is using a corporate bond yield curve to determine the discount factors and property and casualty insurance companies are no longer allowed to use their own historical payment patterns to determine their discount factors. Transition rules require that property and casualty insurance companies recalculate the 2017 reserve discount as if the 2018 tax reform rules had been in effect at the time of the passage of the new law, compare it to the actual 2017 reserve discount, and amortize the difference into taxable income over eight years beginning in 2018. As a result of this comparison, the Exchange recorded as a component of net deferred tax asset at December 31, 2017 a resulting difference amount of $12,425, the gross amount of $59,167 of which is being amortized into taxable income beginning in 2018. During the year ended December 31, 2018, the 2017 discount reserve difference was subsequently revised due to changes in the corporate bond yield curve published by the IRS resulting in an adjusted gross amount of $169,350. During the year ended December 31, 2018, the amount amortized into taxable income was $21,169. At December 31, 2018, the deferred tax liability related to TCJA transitional adjustment was $31,118 and is included as a component of net deferred tax asset.

10.	Related Party Transactions:

PIPMC, as the attorney-in-fact for the subscribers to the Exchange, is responsible for the exchange of reciprocal insurance contracts among the subscribers and for managing the business of the Exchange as set forth in the Attorney-In-Fact Agreement. Pursuant to the terms of the agreement, PIPMC provides salaries, and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to the Exchange and pays certain expenses on behalf of the Exchange for 25% of gross written premium. The Attorney-In-Fact Agreement is in effect for an indefinite term, subject only to the right of the Exchange and PIPMC to terminate this Agreement by mutual agreement. Management fee expense incurred by the Exchange in accordance with the Attorney-In-Fact Agreement for the years ended December 31, 2018 and 2017 was $856,368 and $911,816, respectively, and are included in “other underwriting expenses” in the accompanying statements of operations and

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

comprehensive (loss) income. At December 31, 2018 and 2017, the Exchange owed PIPMC $35,201 and $73,365, respectively, for these services and are included in “due to affiliates” in the accompanying balance sheets.

On July 30, 2015, the Board of Directors of the Exchange had adopted a previous plan of conversion to convert the Exchange from a reciprocal inter-insurance exchange to a stock form of ownership pursuant to the Pennsylvania Medical Professional Liability Reciprocal Exchange-to-Stock Conversion Act (“Act”). Under the previous plan of conversion, the Exchange would have merged with the Association and would have become a wholly-owned subsidiary of Professional Casualty Holdings, Inc., a newly formed Pennsylvania business corporation (“PCH”). As part of the previous plan of conversion, PCH would have offered and sold its common stock to subscribers of the Exchange and of the Association and to other interested investors. With the adoption of the current plan of conversion between the Exchange, the Association, and Positive Physicians Insurance Exchange (“PPIX”), a Pennsylvania reciprocal inter-insurance exchange, in June 2018 as discussed below, the previous plan of conversion was discontinued. In connection with the previous plan of conversion, the Exchange incurred conversion and securities offering costs of $0 and $98,852 during the years ended December 31, 2018 and 2017, respectively, and are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2017, the Exchange had a payable of $7,425 to Diversus related to these conversion and securities offering costs and is included in “due to affiliates” in the accompanying balance sheet. There was no payable to Diversus at December 31, 2018 related to the previous plan of conversion.

On June 1, 2018, PIPMC adopted a Plan of Conversion (the “Plan”) to convert the Exchange from a reciprocal inter-insurance exchange to a stock form of ownership pursuant to the Act. Under the Plan, the Exchange would merge with the Association and PPIX and would become a wholly-owned subsidiary of Positive Physicians Holdings, Inc., a newly formed Pennsylvania business corporation (“Holdings”). As part of the Plan, as amended, Holdings will offer and sell its common stock to subscribers of the Exchange, the Association, and PPIX as well as to other interested investors. Other than eligible stockholders of Diversus, it is not expected that Diversus would be a direct or indirect purchaser of common stock in the offering. The Plan was subject to the approval of the Pennsylvania Insurance Commissioner. In connection with the proposed plan, the Exchange incurred conversion and securities offering costs of $239,614 during the year ended December 31, 2018, of which $150,986 was included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018, the amount due from Holdings related to these conversion and securities offering costs was $88,628 and is presented as “due from affiliate” in the accompanying balance sheet.

On February 5, 2019, the Department approved the Plan. The effective date for the Securities and Exchange Commission Form S-1 Registration Statement (“S-1”) for the initial public offering of Holdings was February 11, 2019. The offering was completed on March 27, 2019.

In connection with the acquisition of PIPMC by Diversus on November 23, 2015, Diversus acquired through its subsidiary, PTP, certain medical insurance accounts from affiliates of PIPMC. During the years ended December 31, 2018 and 2017, PTP provided services related to these contracts totaling $143,860 and $177,358, respectively, to the Exchange and are included in “other underwriting expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018 and 2017, the amount due to PTP related to these services was $8,454 and $8,177, respectively, and are included in “due to affiliates” in the accompanying balance sheets.

The Exchange and Andrews Outsource Solutions, LLC (“AOS”), a wholly-owned subsidiary of Diversus, entered into an agreement, with the Form D filing approved by the Department on February 17, 2016, whereby AOS is to provide litigation management services to the Exchange consisting of developing, implementing, and monitoring the litigation practices and strategy of the handling of specific medical professional liability lawsuits and claims. In April 2017, the litigation management services agreement between AOS and the Exchange was amended,

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

with the Form D filing approved by the Department on April 6, 2017, whereby the fee structure of charges by AOS to the Exchange for each case is based upon relationship with each respective attorney ranging from $300 to $500 per case per month rather than a flat fee of $500 per case per month. During the years ended December 31, 2018 and 2017, the Exchange incurred litigation management services of $292,800 and $303,900, respectively, related to this agreement; such amounts are included in “losses and loss adjustment expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018 and 2017, there was no amount due to AOS related to these services.

In April 2017, the Exchange and Gateway Risk Services, Inc. (“Gateway”), a wholly-owned subsidiary of Diversus, entered into an agreement, with the Form D filing approved by the Department on April 6, 2017, whereby Gateway is to provide defense and cost containment services to the Exchange that were formerly provided by PIPMC to the Exchange prior to the effective date of the agreement. During the years ended December 31, 2018 and 2017, the Exchange incurred services totaling $57,500 and $42,335, respectively, related to this agreement; such amounts are included in “losses and loss adjustment expenses” in the accompanying statements of operations and comprehensive (loss) income. At December 31, 2018 and 2017, there was no amount due to Gateway related to these services.

On October 16, 2018, the Exchange entered into a surplus note agreement with Positive Physicians Captive Insurance Company (the “Captive”), a wholly-owned subsidiary of PPIX, whereby the Exchange advanced $500,000 to the Captive. Under the terms of the note, outstanding borrowings bear interest at 3%, payable in monthly interest installments of $3,750 and principal is due on the maturity date on October 1, 2028. All monthly payments of interest and principal payments are subject to the approval of the New Jersey Department of Banking and Insurance. During the year ended December 31, 2018, the Exchange earned interest income of $3,139, the amount is due at December 31, 2018, and is included in “accrued investment income” in the accompanying balance sheet. The balance of the surplus note at December 31, 2018 was $500,000.

During the years ended December 31, 2018 and 2017, the Exchange paid for expenses on behalf of PPIX or PPIX collected premiums on behalf of the Exchange. At December 31, 2018 and 2017, the amounts due from PPIX were $3,321 and $15,046, respectively, and are included in “due to affiliates” in the accompanying balance sheets.

During the year ended December 31, 2017, Diversus Management, Inc. (“DMI”), a wholly-owned subsidiary of Diversus, paid for certain expenses on behalf of the Exchange. Additionally, DMI makes cash disbursements on behalf of each attorney-in-fact subsidiary of Diversus and invoices the respective attorney-in-fact for these transactions. At December 31, 2017, the amount due to DMI by the Exchange was $3,549 and is included in “due to affiliates” in the accompanying balance sheet. There was no amount due to DMI at December 31, 2018.

As discussed in Note 7, on January 1, 2018 the Exchange entered into a reinsurance contract with JLT. JLT and Specialty Insurance Services, LLC (“SIS”), a wholly-owned subsidiary of Diversus, co-brokered the contract. JLT is to be compensated by the reinsurer through commissions, and JLT, in turn, will pay a portion of the commission to SIS. During the year ended December 31, 2018, SIS earned commission income of $5,514 related to this agreement.

As discussed in Note 7, the Exchange and the Association entered into a consolidated reinsurance contract effective as of January 1, 2016. Guy Carpenter and International Specialty Brokers, Ltd (“ISBL”), a former wholly-owned subsidiary of Diversus, co-brokered the contract. Guy Carpenter was compensated by the reinsurer through commissions and Guy Carpenter, in turn, paid a portion of the commissions to ISBL. During the year ended December 31, 2017, ISBL earned commission income of $73,458 related this arrangement.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2017, Healthcare Professional Services, Inc. (“HPSI”), a former wholly-owned subsidiary of Diversus, provided wholesale brokerage services to the Exchange in the amount of $4,629.

11.	Assessments:

The Exchange is aware of various insurance entities’ insolvencies that produced business in the Commonwealth of Pennsylvania. The Exchange has received assessments for its pro-rata share of the cost of such insolvencies from the Pennsylvania Property and Casualty Insurance Guaranty Fund. Statutory accounting principles require the Exchange to provide a liability for the full cost of such insolvencies up to the maximum annual assessment limit (2.0%).

Based upon the available information, the Exchange has provided a gross liability of $11,003 and $27,106 at December 31, 2018 and 2017, respectively, for guaranty fund assessments and are included in “accounts payable, accrued expenses, and other liabilities” in the accompanying balance sheets. The Exchange has not recorded applicable premium tax credits at December 30, 2018 and 2017 related to guaranty assessments. Total guaranty fund expense, net of prior years’ refunds and premium tax credits, for the years ended December 31, 2018 and 2017 was $2,939 and $27,106, respectively.

MCARE is a special fund established by the Commonwealth of Pennsylvania to ensure reasonable compensation for persons injured due to medical negligence. Healthcare providers who render 50% or more of his or her healthcare business or practice within Pennsylvania are required to obtain statutory excess professional liability coverage with MCARE by paying a certain percentage (assessment) of the prevailing primary premium charged by the Pennsylvania Professional Liability Joint Underwriting Association to MCARE. The Exchange assesses its policyholders as required by MCARE in addition to collecting the premium assessed. The assessments collected from policyholders are included in “accounts payable, accrued expenses, and other liabilities” in the accompanying balance sheets, and no income is recognized by the Exchange. The Exchange had liabilities of $143,268 and $209,819 for MCARE assessments at December 31, 2018 and 2017, respectively, for amounts collected on behalf of MCARE.

12.	Statutory Information:

Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under GAAP. Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”). The statutory financial statements of the Exchange are prepared in accordance with accounting practices prescribed by the Department.

Financial statements prepared under statutory accounting principles focus on solvency of the insurer and generally provide a more conservative approach than under GAAP. These accounting practices differ in the following respects from GAAP: (1) assets must be included in the statutory balance sheet at “admitted asset value,” whereas GAAP requires historical cost or, in certain instances, fair value; (2) “non-admitted assets” must be excluded through a charge to surplus, while on a GAAP basis “non-admitted assets” are included in the balance sheet net of any allowance valuation; (3) acquisition costs, such as commissions, premium taxes and other items, have been charged to operations when incurred, whereas GAAP requires capitalization of these expenses and amortized over the term of the policies; (4) the carrying value of bonds are based on NAIC ratings whereas GAAP requires bonds to be valued based on whether management intends to hold the bonds to maturity; (5) changes in deferred income taxes are reported directly to surplus, whereas changes to deferred income taxes are reflected in the statement of income for GAAP; and (6) Ceded reinsurance amounts (unearned premiums and estimated loss recoverables) are shown net of the related liability, whereas presented on a gross basis and reflected as an asset for GAAP.

PHYSICIANS’ INSURANCE PROGRAM EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Department has adopted certain prescribed accounting practices that differ from those found in the NAIC statutory accounting practices. Specifically, the Department prescribes the deduction of management fees related to unearned premiums from unearned premiums reserve and charging operations on a pro-rata basis over the period covered by these policies; whereas under SAP, the unearned premiums would not be reduced by the management fees paid relate to unearned premiums reserve.

Statutory net (loss) income and surplus and other funds of the Exchange as determined in accordance with SAP prescribed or permitted by the Department for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Statutory net (loss) income	$(538,773)	$170,560
Statutory surplus and other funds	11,251,315	12,037,248

A reconciliation of statutory surplus and other funds between NAIC statutory accounting practices and practices prescribed by the Department are as follows:

	2018	2017
Statutory surplus and other funds prescribed by the Department	$11,251,315	$12,037,248
State prescribed practices:
Unearned management fees	(244,180)	(252,313)

Statutory surplus and other funds per NAIC statutory accounting practices	$11,007,135	$11,784,935

In accordance with Pennsylvania law, the Exchange is required to maintain minimum subscribers’ surplus of $1,125,000. Additionally, Pennsylvania law sets the maximum amount of dividends that may be paid by the Exchange during any twelve-month period after notice to, but without the approval of, the Department. This amount cannot exceed the greater of (1) 10% of the Exchange’s surplus as reported on its most recent annual statement filed with the Department or (2) the Exchange’s statutory net income for the period covered by the annual statement as reported on such statement. During the years ended December 31, 2018 and 2017, no dividends were declared or paid by the Exchange.

The Exchange is subject to minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of risk activity. Regulatory compliance is determined by a ratio of the Exchange’s total adjusted capital, as defined by the NAIC, to its authorized control level RBC. At December 31, 2018 and 2017, the Exchange’s RBC exceeded minimum RBC requirements.

Note 13: Subsequent Events

Subsequent events have been evaluated through April 24, 2019, which is the date the financial statements were available to be issued.

As discussed in Note 10, on February 5, 2019, the Department approved the Plan. The effective date of the S-1 for the initial public offering of Holdings was February 11, 2019. The offering was completed on March 27, 2019.

POSITIVE PHYSICIANS HOLDINGS, INC.

PRO FORMA COMBINING FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

POSITIVE PHYSICIANS HOLDINGS, INC.

PRO FORMA COMBINING FINANCIAL STATEMENTS

YEAR ENDING DECEMBER 31, 2018

INDEX

Page
Pro forma combining balance sheet	D-3
Pro forma combining statement of income	D-4

POSITIVE PHYSICIANS HOLDINGS, INC.

PRO FORMA COMBINING BALANCE SHEET

DECEMBER 31, 2018

	PPIX	PCA	PIPE	PPHI	Pro Forma and Other Adjustments	Positive Physicians Holdings, Inc Pro Forma Combined
Assets:
Total investments, cash, and cash equivalents	$49,298	$28,965	$22,539	$—	$32,705	$133,507
Premiums and other receivables	5,677	2,124	750	—	(3)	8,548
Reinsurance receivable	5,745	2,227	297	—	—	8,269
Deferred acquisition costs	2,519	1,093	373	—	—	3,985
Deferred tax assets	300	1,094	282	—	—	1,676
Other assets	84	455	695	261	(761)	734

Total assets	$63,623	$35,958	$24,936	$261	$31,941	$156,719

Liabilities:
Losses and loss adjustment expenses	$34,663	$22,166	$11,563	$—	$—	$68,392
Unearned and advance premiums	8,473	4,236	1,705	—	—	14,414
Notes payable	627	—	—	—	(500)	127
Other liabilities	3,024	559	513	261	(264)	4,093

Total liabilities	46,787	26,961	13,781	261	(764)	87,026

Stockholders’ equity:
Common stock	—	—	—	—	36	36
Additional paid-in capital	—	—	—	—	48,552	48,552
Contributed surplus	5,483	2,349	8,051	—	(15,883)	—
Retained earnings	11,915	7,060	3,360	—	—	22,335
Accumulated other comprehensive loss	(562)	(412)	(256)	—	—	(1,230)

Total stockholders’ equity	16,836	8,997	11,155	—	32,705	69,693

Total liabilities and stockholders’ equity	$63,539	$35,953	$24,896	$261	$32,025	$156,674

Pro forma shareholders’ equity per share						$19.52

POSITIVE PHYSICIANS HOLDINGS, INC.

PRO FORMA COMBINING STATEMENT OF INCOME

YEAR ENDING DECEMBER 31, 2018

						Positive
						Physicians
					Pro Forma	Holdings, Inc
					and Other	Pro Forma
	PPIX	PCA	PIPE	PPHI	Adjustments	Combined
Revenue:
Net premiums earned	$13,096	$7,112	$3,380	$—	$—	$23,588
Net investment income	316	329	394	—	(3)	1,036

Total Revenue	13,412	7,441	3,774	—	(3)	24,624

Expenses:
Losses and loss adjustment expenses	6,673	9,990	2,920	—	—	19,583
Other underwriting expenses	6,893	3,428	2,019	—	—	12,340
Interest expense and fees	10	—	—	—	(3)	7

Total Expenses	13,576	13,418	4,939	—	(3)	31,930

Loss before income taxes	(164)	(5,977)	(1,165)	—	—	(7,306)
Income tax benefit	(101)	(1,467)	(366)	—	—	(1,934)

Net loss	$(63)	$(4,510)	$(799)	$—	$—	$(5,372)

Loss per share data:
Net loss per share of common stock						$(1.50)

Shares considered outstanding in calculating pro forma net loss per share						3,570,000

POSITIVE PHYSICIANS INSURANCE EXCHANGE

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

POSITIVE PHYSICIANS INSURANCE EXCHANGE

FINANCIAL STATEMENTS

(with report of independent auditors’)

YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Subscribers of

Positive Physicians Insurance Exchange

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Positive Physicians Insurance Exchange (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income, subscribers’ surplus, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2005.

EISNERAMPER LLP

Iselin, New Jersey

January 22, 2019

POSITIVE PHYSICIANS INSURANCE EXCHANGE

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Investments in available-for-sale securities:
Bonds (Amortized cost of $43,696,584 and $39,368,291)	$43,786,294	$39,155,303
Common stocks (Cost of $2,737,328 and $2,505,194)	2,806,613	2,491,165
Other invested assets	4,115,892	2,134,822

Total investments	50,708,799	43,781,290
Cash and cash equivalents	2,110,000	5,045,589
Accrued investment income	302,788	277,588
Premiums receivable	4,835,002	3,731,615
Reinsurance recoverable	6,117,389	8,670,162
Income taxes recoverable	574,326	133,099
Deferred acquisition costs	2,504,001	1,713,784
Deferred income taxes	—	559,874
EDP equipment and software	50,000	150,000
Due from affiliate	350	—

TOTAL ASSETS	$67,202,655	$64,063,001

LIABILITIES AND SUBSCRIBERS’ SURPLUS
LIABILITIES:
Losses and loss adjustment expenses	$38,028,709	$34,814,118
Unearned premiums	8,211,480	7,435,311
Reinsurance payable	1,408,418	3,256,107
Accounts payable, accrued expenses, and other liabilities	1,341,324	885,090
Deferred income taxes	41,531	—
Note payable	187,222	244,767
Surplus note payable to affiliate	—	537,000
Due to affiliate	452,035	10,463

TOTAL LIABILITIES	49,670,719	47,182,856

SUBSCRIBERS’ SURPLUS:
Paid-in and contributed surplus	5,482,997	5,482,997
Unassigned surplus	11,160,278	11,358,997
Accumulated other comprehensive income	888,661	38,151

TOTAL SUBSCRIBERS’ SURPLUS	17,531,936	16,880,145

TOTAL LIABILITIES AND SUBSCRIBERS’ SURPLUS	$67,202,655	$64,063,001

See notes to financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUES:
Net premium earned	$12,274,965	$8,590,608

TOTAL REVENUES	12,274,965	8,590,608

EXPENSES:
Losses and loss adjustment expenses	7,732,526	3,919,503
Other underwriting expenses	5,786,751	4,391,058

TOTAL EXPENSES	13,519,277	8,310,561

NET INVESTMENT INCOME	971,833	1,183,210

(LOSS) INCOME FROM OPERATIONS	(272,479)	1,463,257
INTEREST EXPENSE	8,653	52,543

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(281,132)	1,410,714
PROVISION FOR INCOME TAXES	(260,491)	585,557

NET (LOSS) INCOME	(20,641)	825,157

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on available-for-sale securities, net of income tax (expense) benefit of $(362,876) and $32,387	606,144	(5,161)
Reclassification adjustments for net realized loss (gain) included in net (loss) income	66,288	(57,709)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	672,432	(62,870)

COMPREHENSIVE INCOME	$651,791	$762,287

See notes to financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

STATEMENTS OF SUBSCRIBERS’ SURPLUS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Paid-in and Contributed Surplus	Unassigned Surplus	Accumulated Other Comprehensive Income	Total Subscribers’ Surplus
Balance, January 1, 2016	$5,482,997	$10,533,840	$101,021	$16,117,858
Net income	—	825,157	—	825,157
Other comprehensive loss	—	—	(62,870)	(62,870)

Balance, December 31, 2016	5,482,997	11,358,997	38,151	16,880,145
Net loss	—	(20,641)	—	(20,641)
Other comprehensive income	—	—	672,432	672,432
Reclassification of tax effects from accumulated other comprehensive income related to passage of Tax Cuts and Jobs Act	—	(178,078)	178,078	—

Balance, December 31, 2017	$5,482,997	$11,160,278	$888,661	$17,531,936

See notes to financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,641)	$825,157
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	206,755	108,516
Net realized losses (gains) on sales of investments	66,288	(57,709)
Amortization of bond premiums	154,948	176,613
Depreciation expense	100,000	100,000
Changes in operating assets and liabilities:
Accrued investment income	(25,200)	(16,765)
Premiums receivable	(1,103,387)	(278,544)
Reinsurance recoverable	2,552,773	(2,551,720)
Reinsurance premiums receivable	—	207,713
Income taxes recoverable	(441,227)	(133,099)
Deferred acquisition costs	(790,217)	(153,299)
Other assets	—	11,129
Due from affiliate	(350)	—
Liability for losses and loss adjustment expenses	3,214,591	(1,255,186)
Unearned premiums	776,169	880,813
Reinsurance payable	(1,847,689)	3,256,107
Income taxes payable	—	(162,333)
Accounts payable, accrued expenses, and other liabilities	456,234	470,081
Due to affiliate	441,572	(206,457)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,740,619	1,221,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments:
Proceeds from sales and maturities	2,742,245	15,542,979
Purchases	(8,823,908)	(17,086,824)

NET CASH USED IN INVESTING ACTIVITIES	(6,081,663)	(1,543,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(57,545)	(55,233)
Repayment of surplus note payable to affiliate	(537,000)	—

NET CASH USED IN FINANCING ACTIVITIES	(594,545)	(55,233)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,935,589)	(378,061)
CASH AND CASH EQUIVALENTS, beginning of year	5,045,589	5,423,650

CASH AND CASH EQUIVALENTS, end of year	$2,110,000	$5,045,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid for the year	$19,115	$52,543

Income taxes paid for the year	$—	$792,000

See notes to financial statements.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	Organization and Operations:

Positive Physicians Insurance Exchange (the “Exchange”) is a subscriber-owned, reciprocal insurance exchange formed for the purpose of insuring its subscribers against loss due to the imposition of legal liability as set forth in the Insurance Association Law of the Commonwealth of Pennsylvania. The Exchange provides medical professional liability insurance coverage on an occurrence and claims made basis to its subscribers. The Exchange received its certificate of authority on April 20, 2004 from the Commonwealth of Pennsylvania and commenced operations on July 1, 2004. On May 1, 2011, the Exchange expanded operations and was issued a certificate of authority by the New Jersey Department of Banking and Insurance. The Exchange continued to expand its operation and was issued certificates of authority by the Delaware Department of Insurance, Ohio Department of Insurance, and Maryland Department of Insurance on February 13, 2013, March 25, 2013, and April 30, 2014, respectively.

The Exchange is managed by Specialty Insurance Services, LLC (“SIS”), a Pennsylvania limited liability company, pursuant to the terms of an Attorney-In-Fact Agreement between the Exchange and SIS, effective March 10, 2004. Pursuant to the terms of the amended agreement as discussed in Note 12, SIS provides underwriting and administrative services to the Exchange based on a percentage not to exceed 25.0% for gross written premiums, less return premiums.

SIS has the power to direct the activities of the Exchange that most significantly impact the Exchange economic performance by acting as the common attorney-in-fact and decision maker for the subscribers at the Exchange. SIS is a wholly-owned subsidiary of Diversus, Inc. (“Diversus”), a Delaware domiciled holding company, effective as of January 1, 2017.

2.	Summary of Significant Accounting Policies and Principles:

Basis of Presentation

The Exchange prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Actual results could differ from these estimates and such differences could be material. The Exchange’s principal estimates include the liability for losses and loss adjustment expenses, deferred acquisition costs, other-than-temporary impairments of investments, and valuation of deferred tax assets.

Cash and Cash Equivalents

The Exchange considers cash and cash equivalents to be cash on hand, depository bank accounts, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value due to changing interest rates.

Investments

Investments in fixed maturity and equity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale securities are recorded directly to accumulated other comprehensive income. Realized gains and losses on sales of available-for-sale securities are recognized into income based upon the specific identification method. Interest and dividends are recognized as earned.

The Exchange regularly evaluates all of its investments based on current economic conditions, credit loss experience, and other specific developments. If there is a decline in a securities’ net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Other-than-temporary-impairments (OTTI) of debt securities are separated into credit and noncredit-related amounts when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the credit loss. For equity securities in an unrealized loss position where fair value is not expected to be recovered to the security’s cost basis in a reasonable time period, or where management does not expect to hold the security for a period of time sufficient to allow for a recovery to the security’s cost basis, an OTTI is deemed to have occurred, and a loss is recognized in earnings.

Other Investments

The Exchange has an ownership in four limited partnerships. The Exchange’s partnership interests are carried on the equity method, which approximates the Exchange’s equity in the underlying net assets of the partnerships. Equity income or loss is credited or charged, as appropriate, to the statements of operations and comprehensive income. The investments in the limited partnerships are presented as “other invested assets” in the accompanying balance sheets.

Deferred Acquisition Costs

Deferred acquisition costs consist of costs that vary with and are directly related to the successful acquisition of new and renewal insurance contracts. These costs, which primarily consist of sales commissions, management fees, and premium taxes, are deferred and amortized as premiums are earned over the applicable policy term.

Equipment

Equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets. The estimated useful life of equipment is three years.

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based upon the assumption that past developments are an appropriate indicator of future events, and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors. The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Premium Deficiency Reserves

Premium deficiency reserves and the related expenses are recognized when it is probable that expected future benefit payments, loss adjustment expenses, direct administration costs, and an allocation of indirect administration costs under a group of existing contracts will exceed anticipated future premiums and reinsurance recoveries considered over the remaining lives of the contracts, and are recorded as “losses and loss adjustment expenses” in the accompanying balance sheets. The Exchange has not recorded any premium deficiency reserves as of December 31, 2017 or 2016. The analysis of premium deficiency reserves was completed as of December 31, 2017. The Exchange did not consider anticipated investment income when calculating the premium deficiency reserves.

Reinsurance

The Exchange cedes reinsurance risk to other insurance companies. This arrangement allows the Exchange to minimize the net loss potential arising from large risks. Reinsurance contracts do not relieve the Exchange of its obligation to its subscribers. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract. The reinsurance contracts provide for return premium based on the actual loss experience of the written and reinsured business. The Exchange estimates the amounts to be recorded for return premium based on the terms set forth in the reinsurance contract.

In preparing the financial statements, management makes estimates of amounts recoverable from the reinsurers, which include consideration of amounts, if any, estimated to be uncollectible based on an assessment of factors including the creditworthiness of the reinsurers. Management believes that no provision for uncollectible reinsurance recoverable from the reinsurers is needed.

Revenue Recognition

Premiums of the Exchange are earned on a daily pro rata basis over the terms of the insurance policies. Unearned premium reserves are established to cover the unexpired portion of the policies in force less amounts ceded to reinsurers. For consideration received for policies with effective dates subsequent to the reporting period, the Exchange records an advance premium liability in lieu of written premium. Premiums ceded pursuant to reinsurance agreements are netted against earned and unearned direct premiums based on the term of the underlying policy.

Comprehensive Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component in the subscribers’ surplus section of the accompanying balance sheets. Such items, along with net income (loss), are components of comprehensive income and are reflected in the accompanying statements of operations and comprehensive income.

Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income are recorded in investment income in the accompanying statements of operations and comprehensive income.

Income Taxes

The Exchange accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Exchange’s financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Exchange records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Exchange considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

The Exchange recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the accompanying balance sheets.

Recently Adopted Accounting Pronouncements

The Exchange adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU” or “Update”) 2015-09, Disclosures about Short-Duration Contracts, addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability roll-forward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. This adoption did not have a material impact to the financial statements.

The Exchange elected to early adopt the provisions of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to unassigned surplus for stranded tax effects resulting from passage of the Tax Cuts and Jobs Act. In connection with the adoption of ASU 2018-02, the Exchange has adopted the policy option available under ASU 2018-02 of reclassifying the income tax effects related to change in tax rates from accumulated other comprehensive income to unassigned surplus during the year ended December 31, 2017. This adoption did not have a material impact to the financial statements.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Exchange’s financial statements. The following recently issued accounting pronouncements are relevant to the Exchange’s financial statements:

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.    At this time, management is evaluating the potential impact of ASU 2016-13 in the Exchange’s financial statements.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require among other things that equity investments to be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the presentation used in the December 31, 2017 financial statements. Such reclassifications had no impact on subscribers’ surplus or net loss.

3.	Concentrations of Credit Risk:

Financial instruments which potentially subject the Exchange to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, non-U.S. government bonds, equity securities, premiums receivable, and balances recoverable from reinsurers. Non-U.S. government bonds are diversified and no one investment accounts for a significant portion of the Exchange’s invested assets. The Exchange maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Exchange has not experienced any losses from bank accounts.

Insureds consist of healthcare providers in which no one insured accounted for over 20% of premiums receivable at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Exchange had reinsurance balances recoverable of $5,765,104 and $5,055,257, respectively, for unpaid losses and loss adjustment expenses due from reinsurers. At December 31, 2017 and 2016, the Exchange had reinsurance payable to reinsurers of $1,408,418 and $3,256,107, respectively, for premiums ceded under the reinsurance agreements. The authorized, domestic and international reinsurers have A.M. Best ratings of A or better.

4.	Variable Interest Entity:

The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which SIS serves as attorney-in-fact. SIS holds a variable interest in the Exchange due to the absence of decision-making capabilities by the equity owners (subscribers/policyholders) of the Exchange and due to the significance of the management fee the Exchange pays to SIS as its decision maker. As a result, SIS is deemed to have a controlling financial interest in the Exchange and is considered to be its primary beneficiary.

All medical professional liability insurance operations are owned by the Exchange, and SIS functions solely as the management company.

SIS had surplus notes with the Exchange in the total amount of $537,000 at December 31, 2016. On January 4, 2017, the Exchange repaid the balance of the surplus notes and the related accrued interest to SIS. SIS has not provided any additional financial or other support to the Exchange for any of the reporting periods presented. At December 31, 2017 and 2016, there are no explicit or implicit arrangements that would require SIS to provide future financial support to the Exchange.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

5.	Investments:

The Exchange’s available-for-sale securities are stated at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

The Exchange uses various valuation techniques and assumptions when estimating fair value, which are in accordance with accounting principles for fair value measurement of assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. These principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Quoted (unadjusted) prices for identical assets in active markets.

Level 2 - Other observable inputs, either directly or indirectly, including:

•	Quoted prices for similar assets in active markets;

•	Quoted prices for identical or similar assets in nonactive markets (few transactions, limited information, noncurrent prices, high variability over time, etc.);

•	Inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The estimated fair values of bonds and common stocks are based on quoted market prices where available. The Exchange obtains one price for each security primarily from a third-party pricing service (“pricing service”), which generally uses quoted prices or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, non-binding broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. As the Exchange is responsible for the determination of fair value, it performs analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value.

In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest-level input that is significant to the fair value measurement in its entirety. The Exchange’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of investments by major security type for the results of the Exchange at December 31, 2017 and 2016 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government	$7,765,977	$138	$101,417	$7,664,698
States, territories, and possessions	1,202,008	10,979	—	1,212,987
Subdivisions of states, territories, and possessions	9,737,894	156,666	13,486	9,881,074
Industrial and miscellaneous	24,990,705	171,809	134,979	25,027,535

Total bonds	43,696,584	339,592	249,882	43,786,294
Common stocks	2,737,328	348,136	278,851	2,806,613

	$46,433,912	$687,728	$528,733	$46,592,907

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. government	$8,785,743	$998	$113,466	$8,673,275
States, territories, and possessions	1,224,034	4,254	5,934	1,222,354
Subdivisions of states, territories, and possessions	9,998,373	73,743	56,240	10,015,876
Industrial and miscellaneous	19,360,141	94,481	210,824	19,243,798

Total bonds	39,368,291	173,476	386,464	39,155,303
Common stocks	2,505,194	188,619	202,648	2,491,165

	$41,873,485	$362,095	$589,112	$41,646,468

At December 31, 2017, maturities of investments in bond securities are as follows:

	Amortized Cost/Cost	Fair Value
Due in less than one year	$4,878,222	$4,868,400
Due after one year to five years	20,829,218	20,794,915
Due after five years to ten years	17,989,144	18,122,979

	$43,696,584	$43,786,294

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Realized gains and losses are determined using the specific identification method. During the years ended December 31, 2017 and 2016, proceeds from maturity and sales and gross realized gains and losses on securities are:

	2017	2016
Proceeds	$2,742,245	$15,542,979
Gross gains	54,887	135,826
Gross losses	121,175	78,117

The components of net investment income are as follows:

	2017	2016
Bonds	$951,246	$875,994
Cash and short-term investments	3,907	3,136
Common stocks	142,033	131,660
Limited partnerships	—	200,000
Net (loss) gain on sales of investments, net of tax of $0 and $19,621	(66,288)	38,088

	1,030,898	1,248,878
Less investment expenses	59,065	65,668

Net investment income	$971,833	$1,183,210

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

The following table shows gross unrealized losses and fair value of the Exchange’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$3,875,717	$82,023
Subdivisions of states, territories, and possessions	452,316	3,780
Industrial and miscellaneous	9,474,229	128,102
Common stocks	795,147	47,812

	$14,597,409	$261,717

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$3,779,791	$19,394
Subdivisions of states, territories, and possessions	888,309	9,706
Industrial and miscellaneous	1,698,530	6,877
Common stocks	230,876	231,039

	$6,597,506	$267,016

	Totals
	Fair Value	Unrealized Losses
U.S. government	$7,655,508	$101,417
Subdivisions of states, territories, and possessions	1,340,625	13,486
Industrial and miscellaneous	11,172,759	134,979
Common stocks	1,026,023	278,851

	$21,194,915	$528,733

At December 31, 2017, the Exchange had 59 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $261,717 and 16 securities in unrealized loss positions of greater than 12 months with a combined gross unrealized loss of $267,016.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

The following table shows gross unrealized losses and fair value of the Exchange’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$4,005,510	$96,442
States, territories, and possessions	650,944	5,934
Subdivisions of states, territories, and possessions	3,489,633	44,080
Industrial and miscellaneous	6,612,642	192,912
Common stocks	399,877	9,498

	$15,158,606	$348,866

	Greater than 12 Months
	Fair Value	Unrealized Losses
U.S. government	$3,781,371	$17,024
States, territories, and possessions	—	—
Subdivision of states, territories, and possessions	401,394	12,160
Industrial and miscellaneous	3,768,084	17,912
Common stocks	445,488	193,150

	$8,396,337	$240,246

	Totals
	Fair Value	Unrealized Losses
U.S. government	$7,786,881	$113,466
States, territories, and possessions	650,944	5,934
Subdivision of states, territories, and possessions	3,891,027	56,240
Industrial and miscellaneous	10,380,726	210,824
Common stocks	845,365	202,648

	$23,554,943	$589,112

At December 31, 2016, the Exchange had 64 securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $348,866 and 24 securities in unrealized loss positions of greater than 30 months with a combined gross unrealized loss of $240,246.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

The table below presents the level within the fair value hierarchy generally utilized by the Exchange to estimate the fair value of assets disclosed on a recurring basis at December 31, 2017:

	Total	Level 1	Level 2	Level 3
U.S. government	$7,664,698	$—	$7,664,698	$—
States, territories, and possessions	1,212,987	—	1,212,987	—
Subdivisions of states, territories and possessions	9,881,074	—	9,881,074	—
Industrial and miscellaneous	25,027,535	—	25,027,535	—

Total bonds	43,786,294	—	43,786,294	—
Common stocks	2,806,613	2,806,613	—	—

	$46,592,907	$2,806,613	$43,786,294	$—

The table below presents the level within the fair value hierarchy generally utilized by the Exchange to estimate the fair value of assets disclosed on a recurring basis at December 31, 2016:

	Total	Level 1	Level 2	Level 3
U.S. government	$8,673,275	$—	$8,673,275	$—
States, territories, and possessions	1,222,354	—	1,222,354	—
Subdivisions of states, territories and possessions	10,015,876	—	10,015,876	—
Industrial and miscellaneous	19,243,798	—	19,243,798	—

Total bonds	39,155,303	—	39,155,303	—
Common stocks	2,491,165	2,491,165	—	—

	$41,646,468	$2,491,165	$39,155,303	$—

There were no transfers of financial assets or liabilities between Level 1, Level 2, and Level 3 during the years ended December 31, 2017 and 2016.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

6.	Deferred Acquisition Costs:

The following table summarizes the components of deferred acquisition costs for the years ended December 31, 2017 and 2016:

	2017	2016
Balance, beginning of year	$1,713,784	$1,560,485
Amount capitalized during the year	5,058,137	3,533,008
Amount amortized during the year	4,267,920	3,379,709

Balance, end of year	$2,504,001	$1,713,784

7.	Reinsurance:

The Exchange has entered into various reinsurance agreements since November 1, 2003. Coverage under these agreements indemnify the Exchange up to a maximum limit of $250,000 in excess of $250,000 per each medical claim for the period from November 1, 2003 through January 1, 2010 and January 1, 2011 through January 1, 2013 with additional coverage of $150,000 in excess of $100,000 per medical claim for the period from February 1, 2008 through January 1, 2010. For the period from January 1, 2010 through January 1, 2011, the Exchange entered into a reinsurance agreement which indemnified the Exchange up to a maximum limit of $300,000 in excess of $200,000 per each medical claim.

For the period January 1, 2013 to January 1, 2015, the Exchange entered into a reinsurance agreement which indemnified the Exchange up to a maximum limit of $200,000 in excess of $300,000 per each claim, with additional coverage of $500,000 in excess of $500,000 per claim for those Pennsylvania policies not covered by Medical Care Availability and Reduction of Error Fund (“MCARE”) and all New Jersey, Delaware, and Ohio policies.

On January 1, 2015, the Exchange entered into an annual loss and clash reinsurance contract. The contract applies to policies written by the Exchange for insureds with medical practices within the states of Pennsylvania, New Jersey, Ohio, Delaware, and Maryland. Under the terms of the agreement, Coverage A has a retention of $700,000 in excess of $300,000. For MCARE eligible insureds in Pennsylvania, the policy limits are $500,000 ultimate net loss per each claim, insured, and policy and $1,500,000 in the aggregate. For those defined specialties not covered under MCARE, policy limits are $1,000,000 ultimate net loss per each claim, insured, and policy and $3,000,000 in the aggregate. The contract also has Clash coverage provision (Coverage B) providing $600,000 in coverage subject to a $2,200,000 aggregate. Coverage C has a retention of $1,000,000 in excess of $1,000,000. The reinsurer’s maximum liability during the annual contract period was $25,000,000 for Coverages A and B and $2,000,000 for Coverage C.

On January 1, 2016, the Exchange entered into a two-year excess of loss and clash reinsurance contract. The contract applies to policies written by the Exchange for insureds with medical practices within the states of Pennsylvania, New Jersey, Ohio, Delaware, and Maryland. Coverages under the contract are the same as the January 2015 contract described above except for the following changes: (1) The reinsurer’s maximum liability during the annual contract period shall be 550% of ceded reinsurance premium or $5,000,000, whichever is greater, for Coverages A and B; and (2) Coverages A and B are subject to a deductible of $1,250,000 or 12% of net subject earned premium, whichever is greater. The contract terminated on January 1, 2018.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Premiums ceded to the reinsurers are subject to adjustment based on the terms of the reinsurance agreement. Initially, a deposit or provisional premium is ceded to the reinsurers, which is periodically adjusted, and set equal to 7.5% of the gross net earned premium income for the period from January 1, 2016 through January 1, 2018, subject to a minimum premium of $650,000.

The effect of reinsurance on premiums written, amounts earned and losses and loss adjustment expenses incurred for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Premiums written:
Direct	$15,327,496	$13,798,821
Ceded	2,276,362	4,327,200

Premiums written, net of reinsurance	$13,051,134	$9,471,621

Premiums earned:
Direct	$14,551,327	$12,917,808
Ceded	2,276,362	4,327,200

Premiums earned, net of reinsurance	$12,274,965	$8,590,608

Losses and loss adjustment expenses incurred:
Direct	$9,567,678	$6,471,541
Ceded	1,835,152	2,552,038

Losses and loss adjustment expenses incurred, net of reinsurance	$7,732,526	$3,919,503

8.	Equipment:

The Exchange’s equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016
EDP equipment and software	$300,000	$300,000
Less accumulated depreciation and amortization	250,000	150,000

	$50,000	$150,000

Depreciation and amortization expense for each of the years ended December 31, 2017 and 2016 was $100,000.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

8.	Losses and Loss Adjustment Expenses:

Activity in the liability for losses and loss adjustment expenses for the years ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Losses and loss adjustment expenses, beginning of year	$34,814,118	$36,069,304
Less: Reinsurance recoverable, beginning of year	8,670,162	6,118,442
Add: Reinsurance recoverable, claims paid, beginning of year	(3,614,905)	(319)

Losses and loss adjustment expenses, beginning of year	29,758,861	29,951,181
Incurred related to:
Current year	10,377,591	8,346,007
Prior years	(2,645,065)	(4,426,504)

Total incurred	7,732,526	3,919,503

Paid related to:
Current year	564,039	377,891
Prior years	4,663,743	3,733,932

Total paid	5,227,782	4,111,823

Losses and loss adjustment expenses, end of year - net	32,263,605	29,758,861
Add: Reinsurance recoverable, end of year	6,117,389	8,670,162
Less: Recoverable on claims paid	(352,285)	(3,614,905)

Losses and loss adjustment expenses, end of year - gross	$38,028,709	$34,814,118

The liability for losses and loss adjustment expenses at December 31, 2017 and 2016 were $38,028,709 and $34,814,118, respectively. For the years ended December 31, 2017 and 2016, $4,663,743 and $3,733,932, respectively, has been paid for incurred claims attributable to insured events of prior periods. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. During the years ended December 31, 2017 and 2016, the Exchange had favorable developments of $2,645,065 and $4,426,504, respectively, as a result of settlement of known claims below the amount for which they have been previously reserved, as well as additional revisions to the Exchange’s estimate of its ultimate losses for the 2012 through 2015 accident years. During the years ended December 31, 2017 and 2016, based on the low level of claims outstanding, as well as favorable development on the settlement of known claims relating to these accident years, the Exchange revised its estimate of the ultimate losses for the 2012 through 2015 accident years and reduced the corresponding reserve for incurred but not reported claims, contributing to the positive development on prior accident years during the years ended December 31, 2017 and 2016.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Incurred and Paid Loss Development Information - Unaudited

The following information about incurred and paid loss development at December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities, plus expected development on report claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2008 to December 31, 2016, is presented as supplementary information and is unaudited.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)										As of December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-But- Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2008	$4,216	$4,758	$4,708	$5,085	$4,666	$4,011	$3,774	$3,473	$2,798	$2,276	$60	49
2009		3,899	3,792	3,939	3,607	3,426	2,856	2,718	2,548	2,503	518	57
2010			4,875	4,191	4,961	4,521	4,158	3,671	3,265	2,937	830	48
2011				5,329	5,473	5,456	5,221	4,948	4,276	4,447	380	55
2012					6,258	5,956	5,946	5,643	5,405	6,410	242	71
2013						6,547	6,722	6,199	5,625	5,224	912	57
2014							6,353	6,034	5,562	4,278	1,385	42
2015								8,173	7,575	6,992	4,219	32
2016									8,136	7,502	4,175	68
2017										10,184	7,744	53

										$52,753

	Cumulative Paid Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$32	$363	$685	$999	$1,659	$1,866	$1,940	$1,959	$1,969	$1,985
2009		58	312	530	829	1,291	1,577	1,656	1,573	1,602
2010			30	255	466	871	1,410	1,531	1,736	1,911
2011				69	366	903	1,959	3,400	2,988	3,273
2012					83	464	901	1,870	3,775	5,193
2013						50	236	950	2,306	2,617
2014							42	292	766	1,792
2015								79	381	1,162
2016									193	807
2017										400

										$20,742
All outstanding liabilities before 2008, net of reinsurance										253

Liabilities for losses and loss adjustment expenses, net of reinsurance										$32,264

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Reconciliation

The reconciliation for the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses at December 31, 2017 in the accompanying balance sheet is as follows:

2017
Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$32,263,605

Liabilities for losses and loss adjustment expenses, net of reinsurance	32,263,605

Reinsurance recoverable on unpaid claims:
Medical professional	5,765,104

Total reinsurance recoverable on unpaid claims	5,765,104

Total gross liability for losses and loss adjustment expenses	$38,028,709

Actuarial Assumptions and Methodologies

The Exchange uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and loss adjustment expenses. There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and loss adjustment expenses for the years ended December 31, 2017 and 2016.

Losses Duration Information

The following is supplemental information about average historical claims duration at December 31, 2017:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Accident Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Medical professional	1.7%	7.4%	10.6%	18.3%	22.3%	7.5%	4.9%	1.2%	0.8%	0.7%

10.	Note Payable:

On December 12, 2014, the Exchange entered into a loan agreement with a financial institution with proceeds totaling $300,000 to finance the development of a new policy system. The loan is secured by the assets purchased with the proceeds received. The loan is being repaid on a monthly basis from January 2016 through January 2020 with interest calculated on the unpaid principal balance at a rate of 4%. At December 31, 2017 and 2016, the balance of the note was $187,222 and $244,767, respectively. At December 31, 2017 and 2016, the Exchange was in compliance with all loan covenants.

Year ending December 31,
2018	$59,909
2019	62,385
2020	64,928

$187,222

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

11.	Income Taxes:

The components of the Exchange’s income tax provision for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Current provision	$(467,246)	$477,041
Deferred tax provision	206,755	108,516

	$(260,491)	$585,557

The Exchange’s U.S. federal statutory income tax rate applicable to ordinary income was 34% for the years ended December 31, 2017 and 2016. The income tax provision differs from that computed by applying federal statutory rate to (loss) income before income taxes for the years ended December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Expected tax provision at federal statutory rate	$(95,585)	$479,643
Tax exempt income, net of proration	(72,521)	(73,087)
Dividends received deduction	(7,204)	(8,406)
Correction of prior year’s amounts	(59,472)	187,407
Change in enacted tax rates	(25,709)	—

Net income tax provision	$(260,491)	$585,557

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Deferred taxes are provided for the temporary differences between financial reporting purposes and the income tax purposes of the Exchange’s assets and liabilities. At December 31, 2017 and 2016, the components of the Exchange’s net deferred income taxes consisted of the following:

	2017	2016
Deferred tax assets:
Discount of unearned premiums	$344,882	$505,601
Discount of advance premiums	20,054	35,738
Discount of losses and loss adjustment expenses	512,300	666,449

Total deferred tax assets	877,236	1,207,788

Deferred tax liabilities:
Deferred acquisition costs	525,840	582,687
Tax Act transitional adjustment	105,261	—
Unrealized gain on investments	287,666	65,227

Total deferred tax liabilities	918,767	647,914

Net deferred tax (liability) asset	$(41,531)	$559,874

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2017 and 2016, management determined that it is more likely than not that all of the deferred tax assets will be realized by the Exchange in future years. Accordingly, the Exchange did not record a valuation allowance against its deferred tax assets at December 31, 2017 and 2016.

At December 31, 2017 and 2016, there were no unused operating loss carryforwards available to offset future taxable income.

The Exchange has applied the provisions of ASC 740, Income Taxes, for the years ended December 31, 2017 and 2016. ASC 740 prescribes a recognition threshold and measurement attribute with respect to uncertainty in income tax positions. In applying ASC 740, the Exchange has evaluated its various tax positions taken during the years ended December 31, 2017 and 2016. The Exchange has determined that based solely on the technical merits, each tax position on a current and deferred basis has a more-likely-than-not probability that the tax position will be sustained by taxing authorities. The Exchange is not presently under audit by any taxing authority and there are no other uncertainties and events that are reasonably possible in the next year that would cause a significant change in the amounts of unrecognized tax benefits.

The Exchange did not recognize any interest and penalties in the accompanying statements of operations and comprehensive income for the years ended December 31, 2017 and 2016.

The Exchange remains subject to examination by the Internal Revenue Service for tax years 2014 through 2016.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

On December 22, 2017, U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a decrease in the federal statutory rate from 34% to 21%. As a result, the Exchange’s deferred tax items are measured at an effective rate of 21% at December 31, 2017. The Exchange recorded an increase in unassigned surplus of $25,709 due to re-measurement of the December 31, 2017 deferred tax assets and liabilities.

Additionally, as part of the enactment of the Tax Act, property and casualty insurance companies are required to use Internal Revenue Service (“IRS”) prescribed factors to determine the loss discount. From the date of the passage of the new law, the IRS will use a corporate bond yield curve to determine the discount factors and property and casualty insurance companies will no longer be allowed to use their own historical payment patterns to determine their discount factors. Transition rules require that property and casualty insurance companies recalculate the 2017 reserve discount as if the 2018 tax reform rules had been in effect at the time and compare the amount to the actual 2017 reserve discount. The difference will be amortized into taxable income over eight years beginning in 2018. As a result, the Exchange calculated a difference of $105,261, which will be amortized into taxable income beginning in 2018.

The Exchange has completed the accounting for the impact of the Tax Act as of December 31, 2017 and has recorded no provisional amounts.

12.	Related Party Transactions:

SIS, as the Attorney-In-Fact for the subscribers to the Exchange, is responsible for the exchange of reciprocal insurance contracts among the subscribers and for managing the business of the Exchange as set forth in the Attorney-In-Fact Agreement. These management functions include, but are not limited to, underwriting and administrative services to the Exchange based on a percentage not to exceed 25.0% for gross written premiums, less return premiums. The Attorney-In-Fact Agreement is in effect for an indefinite term, subject only to the right of the Exchange and SIS to terminate this Agreement by mutual agreement. Management fee expense incurred by the Exchange in accordance with the Attorney-In-Fact Agreement for the years ended December 31, 2017 and 2016 was $3,831,874 and $3,506,249, respectively. Additionally, during the year ended December 31, 2017, the Exchange incurred commission expense from services provided by SIS totaling $30,306. At December 31, 2017 and 2016, the Exchange owed to SIS $429,770 and $0, respectively, for these services which is included in “due to affiliates” in the accompanying balance sheets.

The Attorney-In-Fact Agreement was amended effective January 1, 2017 to increase the management fee percentage from 24.5% of gross written premiums to 25.0% of gross written premiums. Additionally, the agreement was further amended whereby the management fee charged by SIS to the Exchange is to no longer include payments to agents and other sales commissions as components of the fee. Total amount of broker commissions incurred by the Exchange during the year ended December 31, 2017 was $1,386,157; such amount is included in “other underwriting expenses” in the accompanying statement of operations and comprehensive income.

As discussed in Note 4. SIS has surplus notes with the Exchange in the total amount of $537,000 at December 31, 2016. In 2009, the Exchange entered into two surplus agreements with SIS in the amounts of $30,000 and $7,000, respectively, with outstanding borrowings under the notes bearing interest at 5%, and matures on January 31, 2018. On May 2, 2012, the Exchange entered into a surplus note agreement with SIS in the amount of $500,000, with outstanding borrowings bearing interest at 8%, and matures on April 1, 2035. All of the surplus notes have been issued in exchange for cash from the original note holders and the notes are carried at face value. The notes are subordinated to all policyholders and general creditor obligations of the Exchange, and all payments of interest and principal are subject to prior approval of the Commonwealth of Pennsylvania Insurance Department (the “Department”). During the year ended December 31, 2016, the Exchange received permission

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

from the Department to pay interest but not to redeem the remaining notes. During the year ended December 31, 2017, the Exchange received permission from the Department to pay the balance of the surplus notes of $537,000 and the related accrued interest of $10,463 in January 2017. No interest expense was incurred by the Exchange related to these notes during the year ended December 31, 2017.

The Exchange has an agreement with Gateway Risk Services, Inc. (“Gateway”), a company affiliated with SIS, whereby Gateway provides the Exchange with specialty services for claims administration. Gateway manages the claims process on behalf of the Exchange. The Exchange incurred and paid fees related to services provided by Gateway totaling $135,000 and $135,000 for the years ended December 31, 2017 and 2016, respectively. There were no amounts due to Gateway at December 31, 2017 and 2016.

In April 2017, the Exchange and Andrews Outsource Solutions, LLC (“AOS”), a company affiliated with SIS, entered into an agreement, with the Form D filing approved by the Department on April 6, 2017, whereby AOS is to provide litigation management services and legal and paralegal support services to the Exchange. During the year ended December 31, 2017, the Exchange incurred litigation management services of $441,100 related to this agreement. There were no amounts due to AOS at December 31, 2017.

During the year ended December 31, 2017, the Exchange collected premiums on behalf of Physicians Insurance Program Exchange (“PIPE”), a Pennsylvania reciprocal exchange and an affiliate of the Exchange. At December 31, 2017, the amount due to PIPE was $15,046 and is included in “due to affiliate” in the accompanying balance sheet. There were no amounts due to PIPE at December 31, 2016.

During the year ended December 31, 2017, Diversus, the parent company of SIS, Gateway, and AOS, paid for certain expenses on behalf of the Exchange. At December 31, 2017, the amount due to Diversus was $7,219 and is included in “due to affiliate” in the accompanying balance sheet. There were no amounts due to Diversus at December 31, 2016.

During the year ended December 31, 2017, the Exchange paid for certain expenses on behalf of Professional Casualty Association (“PCA”), a Pennsylvania reciprocal exchange and an affiliate of the Exchange. At December 31, 2017, the amount due from PCA was $350 and is presented as “due from affiliate” in the accompanying balance sheet. There were no amounts due from PCA at December 31, 2016.

13.	Management Agreement:

The Exchange has an agreement with Strategic Risk Solutions (VT), Inc. (“SRS”), an unrelated company, whereby SRS provides the Exchange with accounting, administrative, and regulatory services. The Exchange incurred fees related to services provided by SRS totaling $102,040 and $104,085, respectively, for the years ended December 31, 2017 and 2016. At December 31, 2017 and 2016, the amounts due to SRS were $1,820 and $1,250, respectively.

14.	Assessments:

The Exchange is aware of various insurance entities’ insolvencies that produced business in the Commonwealth of Pennsylvania. The Exchange has received assessments for its pro-rata share of the cost of such insolvencies from the Pennsylvania Property and Casualty Insurance Guaranty Fund. Statutory accounting principles require the Exchange to provide a liability for the full cost of such insolvencies up to the maximum annual assessment limit (2.0%).

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Based upon the available information, the Exchange has provided a gross liability of $105,012 and $134,047 at December 31, 2017 and 2016. The Exchange has not recorded applicable premium tax credits at December 31, 2017 and 2016 related to guaranty assessments. Total guaranty fund expense, net of prior years’ refunds and premium tax credits, for the years ended December 31, 2017 and 2016 was $(28,315) and $35,239, respectively.

MCARE is a special fund established by the Commonwealth of Pennsylvania to ensure reasonable compensation for persons injured due to medical negligence. Healthcare providers who render 50% or more of his or her healthcare business or practice within Pennsylvania are required to obtain statutory excess professional liability coverage with MCARE by paying a certain percentage (assessment) of the prevailing primary premium charged by the Pennsylvania Professional Liability Joint Underwriting Association to MCARE. The Exchange assesses its policyholders as required by MCARE in addition to collecting the premium assessed. The assessments collected from policyholders are included in “Deposits and amounts held for others” in the accompanying balance sheets, and no income is recognized by the Exchange. At December 31, 2017 and 2016. the Exchange had liabilities of $300,090 and $15,275, respectively, for amounts collected on behalf of MCARE.

The New Jersey Property-Liability Insurance Guaranty Association (“NJPIGA”) was created by the State of New Jersey to provide a safety net for policyholders and claimants of insolvent property-casualty insurance companies. The Exchange assesses its policyholders as required by NJPIGA in addition to collecting the premium assessed. The assessments collected from policyholders are included in “Deposits and amounts held for others” in the accompanying balance sheets, and no income is recognized by the Exchange. At December 31, 2017 and 2016, the Exchange had liabilities of $31,272 and $19,870, respectively, for amounts collected on behalf NJPIGA.

15.	Statutory Information:

Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under GAAP. Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”). The statutory financial statements of the Exchange are prepared in accordance with accounting practices prescribed by the Department.

Financial statements prepared under SAP focus on solvency of the insurer and generally provide a more conservative approach than under GAAP. These accounting practices differ significantly in the following respects from GAAP: (1) assets must be included in the statutory balance sheet at “admitted asset value,” whereas GAAP requires historical cost or, in certain instances, fair value; (2) “non-admitted assets” must be excluded through a charge to surplus, while on a GAAP basis “non-admitted assets” are included in the balance sheet net of any allowance valuation; (3) acquisition costs, such as commissions, management fees, premium taxes, and other items, have been charged to operations when incurred, whereas GAAP allows capitalization of these expenses and amortized over the term of the policies; (4) the carrying value of bonds are based on NAIC ratings whereas GAAP requires bonds to be valued based on whether management intends to hold the bonds to maturity; (5) changes in deferred income taxes are reported directly to surplus, whereas changes to deferred income taxes are reflected in the statement of income for GAAP; (6) deferred tax assets, net of any valuation allowance, are limited to those temporary deductible differences which are expected to reverse within three years, whereas under GAAP, no such limitation exists; and (7) ceded reinsurance amounts (unearned premiums and estimated loss recoverables) are shown net of the related liability, whereas presented on a gross basis and reflected as an asset for GAAP.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

The Department has adopted certain prescribed accounting practices that differ from those found in the NAIC statutory accounting practices. Specifically, the Department prescribes the deduction of management fees related to unearned premiums from unearned premiums reserve and charging operations on a pro-rata basis over the period covered by these policies; whereas under SAP, the unearned premiums would not be reduced by the management fees paid relate to unearned premiums reserve.

Statutory net (loss) income and surplus and other funds of the Exchange as determined in accordance with SAP prescribed or permitted by the Department for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Statutory net (loss) income	$(439,756)	$911,171
Statutory surplus and other funds	16,882,485	17,487,422

A reconciliation of statutory surplus and other funds between NAIC statutory accounting practices and practices prescribed by the Department are as follows:

	2017	2016
Statutory surplus and other funds prescribed by the Department	$16,882,485	$17,487,422
State prescribed practices:
Unearned management fees	(1,399,576)	(1,060,802)

Statutory surplus and other funds per NAIC statutory accounting practices	$15,482,909	$16,426,620

In accordance with Pennsylvania law, the Exchange is required to maintain minimum subscribers’ surplus of $1,125,000. Additionally, Pennsylvania law sets the maximum amount of dividends that may be paid by the Exchange during any twelve-month period after notice to, but without the approval of, the Department. This amount cannot exceed the greater of (1) 10% of the Exchange’s surplus as reported on its most recent annual statement filed with the Department or (2) the Exchange’s statutory net income for the period covered by the annual statement as reported on such statement. During the years ended December 31, 2017 and 2016, no dividends were declared or paid by the Exchange.

The Exchange is subject to minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of risk activity. Regulatory compliance is determined by a ratio of the Exchange’s total adjusted capital, as defined by the NAIC, to its authorized control level RBC. At December 31, 2017 and 2016, the Exchange’s RBC exceeded minimum RBC requirements.

Note 16: Subsequent Events

Subsequent events have been evaluated through January 22, 2019, which is the date the financial statements were available to be issued.

On January 1, 2018, the Exchange entered into a reinsurance contract with JLT Re (North America), Inc. (“JLT”). JLT and SIS co-brokered the contract. JLT is to be compensated by the reinsurers through commissions, and JLT, in turn, will pay a portion of the commissions to SIS. Under the terms of the agreement, reinsurance is ceded by the Exchange. For MCARE eligible insureds in Pennsylvania, the reinsurance liability is $200,000 in excess of $300,000 per claim. For insured individuals not covered by MCARE, the reinsurance liability is $700,000 in excess of $300,000 per claim. For insureds in other states with policy limits of $200,000 per claim, the reinsurer liability is $100,000 in excess of $100,000 per claim. For insureds with policy limits in excess of $200,000 per claim, not exceeding $1,000,000 per claim, the reinsurance liability is $700,000 in excess of $300,000. The reinsurance contract has a two-year term and expires on January 1, 2020.

POSITIVE PHYSICIANS INSURANCE EXCHANGE

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

On June 1, 2018, SIS adopted a Plan of Conversion (“Plan”) to convert the Exchange from a reciprocal inter-insurance exchange to a stock form of ownership pursuant to the Pennsylvania Medical Professional Liability Reciprocal Exchange-to-Stock Conversion Act. Under the Plan, the Exchange would merge with PCA and PIPE and would become a wholly-owned subsidiary of Positive Physicians Holdings, Inc., a newly formed Pennsylvania business corporation (“Holdings”). As part of the Plan, as amended, Holdings will offer and sell its common stock to subscribers of the Exchange, PCA, and PIPE as well as to other interested investors. Other than eligible stockholders of Diversus, it is not expected that Diversus would be a direct or indirect purchaser of common stock in the offering. The Plan is subject to the approval of the Pennsylvania Insurance Commissioner.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

3.2	Bylaws of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

4.1	Form of certificate evidencing shares of common stock of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.1	Management Agreement between Positive Physicians Insurance Company, Positive Physicians Holdings, Inc., Diversus Management, Inc., and Diversus, Inc. dated March 27, 2019.

10.2	Standby Stock Purchase Agreement dated as of June 8, 2018, among Insurance Capital Group, LLC, Positive Physicians Insurance Exchange, Professional Casualty Association, Physician’s Insurance Program Exchange, and Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.3	Amendment to Standby Stock Purchase Agreement dated as of September 21, 2018, among Insurance Capital Group, LLC, Positive Physicians Insurance Exchange, Professional Casualty Association, Physician’s Insurance Program Exchange, and Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.4	Amendment No. 2 to the Standby Stock Purchase Agreement dated as of December 6, 2018, among Insurance Capital Group, LLC, Positive Physicians Insurance Exchange, Professional Casualty Association, Physicians’ Insurance Program Exchange, and Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.5	Amended and restated Supplemental Agreement dated September 21, 2018, among Diversus, Inc., Insurance Capital Group, LLC, Positive Physicians Insurance Exchange, Professional Casualty Association, Physician’s Insurance Program Exchange, and Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.6	Option Agreement among Diversus, Inc., Insurance Capital Group, LLC, and Positive Physicians Holdings, Inc. dated March 27, 2019.

10.7	Management Services Agreement between Positive Physicians Holdings, Inc. and Diversus Management Inc. dated March 27, 2019.

10.8	Medical Malpractice Working Excess Reinsurance Contract effective January 1, 2018 between Hannover Ruck Se and Positive Physicians Insurance Exchange (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.9	Medical Malpractice Working Excess Reinsurance Contract effective January 1, 2018 between Hannover Ruck Se and Positive Physicians Insurance Exchange (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.10	Loan Agreement between Positive Physicians Holdings, Inc. and Diversus, Inc. dated March 27, 2019.

10.11	Medical Malpractice Working Excess Reinsurance Contract effective January 1, 2018 between Hannover Ruck Se and Professional Casualty Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.12	Medical Malpractice Working Excess Reinsurance Contract effective January 1, 2018 between Hannover Ruck Se and Physicians’ Insurance Program Exchange (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

14.1	Code of Ethics and Business Conduct

21.1	Subsidiaries of Positive Physicians Holdings, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Positive Physicians Holdings, Inc.

Date: April 24, 2019	By:	/s/ Lewis S. Sharps, M.D.
	Title	Lewis S. Sharps, M. D., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lewis S. Sharps	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 24, 2019
Lewis S. Sharps

	Director	April 24, 2019
Paul M. J. Brockman

/s/ William E. Hitselberger	Director	April 24, 2019
William E. Hitselberger

	Director	April 24, 2019
Craig A. Huff

/s/ Stephen J. Johnson	Director	April 24, 2019
Stephen J. Johnson

	Director	April 24, 2019
Duncan McLaughlin

/s/ Scott C. Penwell	Director	April 24, 2019
Scott C. Penwell

	Director	April 24, 2019
Matthew T. Popoli

/s/ James L. Zech	Director	April 24, 2019
James L. Zech

/s/ Daniel A. Payne	Chief Financial Officer
Daniel A. Payne	(Principal Financial Officer)	April 24, 2019