Form 10-Q
period 2019-03-31
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2019-06-28
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-38814

Positive Physicians Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	83-0824448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Berwyn Park, Suite 220 850 Cassatt Road, Berwyn, PA	19312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 335-5335

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	PPHI	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 24, 2019, the registrant had 3,615,500 shares of common stock, no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Positive Physicians Holdings, Inc.

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited Combined)
Assets
Available-for-sale bond securities, at fair value	$82,081,457	$85,206,669
Equity securities, at fair value	8,057,004	7,267,094
Equity securities, at net asset value	4,183,582	4,051,399
Short-term investments, at fair value	199,622	373,949
Total investments	94,521,665	96,899,111
Cash and cash equivalents	29,870,265	3,903,620
Accrued investment income	612,800	627,213
Premiums receivable	5,925,097	6,623,172
Reinsurance recoverable	8,207,848	7,956,043
Reinsurance premiums receivable	1,442,868	313,632
Income taxes recoverable	1,297,390	1,297,757
Unearned ceded premiums	337,395	259,747
Deferred acquisition costs	4,690,104	3,985,193
Deferred income taxes	1,276,227	1,676,091
Prepaid management fee	10,000,000	—
Other assets	652,936	486,615
Total assets	$158,834,595	$124,028,194
Liabilities and stockholders' equity
Liabilities
Losses and loss adjustment expenses	$66,621,112	$68,392,333
Unearned premiums	15,046,764	13,202,626
Reinsurance payable	2,694,563	1,203,027
Accounts payable, accrued, expenses, and other liabilities	2,137,276	3,805,354
Note payable	112,096	127,327
Due to affiliates	230,836	309,310
Total liabilities	86,842,647	87,039,977
Stockholders' equity
Common stock, no par value 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	33,617,080	—
Additional paid-in capital	15,882,835	15,882,835
Retained earnings	22,427,187	22,335,398
Accumulated other comprehensive income (loss)	64,846	(1,230,016)
Total stockholders' equity	71,991,948	36,988,217
Total liabilities and stockholders' equity	$158,834,595	$124,028,194

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Revenues
Net premiums earned	$5,491,207	$5,953,378
Net investment income	1,479,907	446,242
Total revenues	6,971,114	6,399,620
Expenses
Losses and loss adjustment expenses, net	3,321,676	3,349,701
Other underwriting expenses	3,500,377	3,047,590
Interest expense	1,366	1,766
Total expenses	6,823,419	6,399,057
Income before provision for income taxes	147,695	563
Provision for income taxes	55,906	(49,258)
Net income	$91,789	$49,821
Income per common share
Common stock - basic	$0.03	$—
Common stock - diluted	$0.03	$—
Common stock - basic and diluted	$0.03	$—

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Net income	$91,789	$49,821
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax (expense) benefit of $(344,205) and $327,842	1,266,592	(1,242,479)
Reclassification adjustments for losses included in net income, net of income tax benefit of $7,515 and $2,288	28,270	8,606
Other comprehensive income (loss)	1,294,862	(1,233,873)
Comprehensive income (loss)	$1,386,651	$(1,184,052)

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2019	$—	$15,882,835	$22,335,398	$(1,230,016)	$36,988,217
Issuance of common stock	33,617,080	—	—	—	33,617,080
Net income	—	—	91,789	—	91,789
Other comprehensive income	—	—	—	1,294,862	1,294,862
Balance, March 31, 2019	$33,617,080	$15,882,835	$22,427,187	$64,846	$71,991,948

	Three Months Ended March 31, 2018 (Unaudited Combined)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2018	$—	$15,882,835	$26,319,019	$1,448,639	$43,650,493
Net income	—	—	49,821	—	49,821
Other comprehensive loss	—	—	—	(1,233,873)	(1,233,873)
Reclassification of unrealized gain of equity securities	—	—	1,387,895	(1,387,895)	—
Balance, March 31, 2018	$—	$15,882,835	$27,756,735	$(1,173,129)	$42,466,441

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Cash flows from operating activities:
Net income	$91,789	$49,821
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	55,658	128,401
Net realized loss (gain) on sales of investments	34,946	(12,266)
Unrealized (gain) loss on equity securities	(886,597)	173,743
Amortization of bond premiums	55,536	66,962
Depreciation and amortization expense	13,234	25,000
Changes in operating assets and liabilities:
Accrued investment income	17,552	(33,377)
Premiums receivable	698,075	1,561,521
Reinsurance recoverable	(251,805)	293,749
Reinsurance premiums receivable	(1,129,236)	(1,208,837)
Income taxes recoverable	367	(178,225)
Unearned ceded premiums	(77,648)	127,777
Deferred acquisition costs	(704,911)	(747,989)
Prepaid management fee	(10,000,000)	—
Other assets	(179,554)	(299,256)
Losses and loss adjustment expenses	(1,771,221)	121,872
Unearned premiums	1,844,138	1,782,004
Reinsurance payable	1,491,536	(186,114)
Accounts payable, accrued expenses, and other liabilities	(1,668,079)	(2,399,855)
Due to affiliates	(81,613)	(476,330)
Net cash flows used in operating activities	(12,447,833)	(1,211,399)
Cash flows from investing activities:
Proceeds from sales of bond securities	4,803,891	6,333,409
Proceeds from sales of equity securities	173,190	81,010
Purchases of bond securities	(124,967)	(5,361,894)
Purchases of equity securities	(214,277)	(239,835)
Net sales (purchases) of short-term investments	174,792	(699,560)
Net cash flows provided by investing activities	4,812,629	113,130
Cash flow from financing activities
Issuance of common stock	33,617,080	—
Payments of notes payable	(15,231)	(14,782)
Net cash flows provided by (used in) financing activities	33,601,849	(14,782)
Net change in cash and cash equivalents	25,966,645	(1,113,051)
Cash and cash equivalents, at beginning of period	3,903,620	8,196,226
Cash and cash equivalents, at end of period	$29,870,265	$7,083,175
Cash paid during the period for interest	$1,188	$1,802

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

Positive Physicians Holdings, Inc. (the “Company”) is a newly formed Pennsylvania business corporation incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians’ Insurance Program Exchange (“PIPE”). In connection with the completion of the Company’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies and were merged together to form Positive Physicians Insurance Company (“Positive Insurance Company”), a wholly-owned subsidiary of the Company. The Company’s initial public offering and its acquisition of Positive Insurance Company were completed on March 27, 2019. Prior to that time, the Company had minimal assets and liabilities and had not engaged in any operations. References to Positive Insurance Company financial information in this Quarterly Report is to the financial information of PPIX, PCA, and PIPE on a consolidated basis. When used in this Quarterly Report, “we” and “our” mean PPIX, PCA, and PIPE prior to March 27, 2019, and Positive Insurance Company thereafter.

Positive Insurance Company

Positive Insurance Company writes medical malpractice insurance for healthcare providers practicing in Delaware, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, and South Carolina. Diversus Management, Inc. (“Diversus Management”) manages and administers essentially all of the operations of Positive Insurance Company under the terms of a management agreement. Diversus Management is a wholly owned subsidiary of Diversus, Inc. (“Diversus”).  Pursuant to the terms of the agreement effective as of March 27, 2019, Diversus Management provides such administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premiums, less return premiums. Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums. Positive Insurance Company remains responsible for all underwriting decisions and the payment of all claims and claims related expenses incurred under policies issued by Positive Insurance Company and for all sales commissions paid to producers.

Products and Services

Positive Insurance Company underwrites medical professional liability coverage for physicians, their corporations, medical groups, clinics and allied healthcare providers. Medical professional liability insurance (“MPLI”) protects physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services. We offer claims-made coverage, claims-made plus, and occurrence-based policies in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina and Michigan. Our policies include coverage for the cost of defending claims. Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage. We offer extended reporting endorsements, or tails, to cover claims reported after the policy expires. Occurrence-based policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups.

The Company accounts for its medical professional liability insurance business as a single reporting segment line of business.

Option Agreement

Upon completion of the conversions of PPIX, PCA, and PIPE and the securities offering, on March 27, 2019 the Company and Diversus entered into an option agreement whereby either party has the option to cause Diversus to merge with and become a wholly owned subsidiary of the Company.  Under the terms of the agreement, the option may be exercised by either the Company or Diversus at any time (1) during the period beginning 2 years after completion of the conversions of the exchanges and ending 54 months after the completion of the conversions, or (2) if earlier than 2 years after the completion of the conversions, then such date that the majority stockholder of the Company no longer has the right to appoint a majority of the board of directors of the Company.  In connection with any merger, the common stock shareholders of Diversus will receive either cash, common stock shares of the Company, or some combination thereof for their shares of Diversus’ common stock.  In regards to the preferred stock shares of Diversus, they will either be paid out in cash or converted into common stock shares of Diversus as if such preferred stock shares were converted into Diversus’ common stock shares immediately prior to the effective date of the merger.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Our consolidated financial statements include our accounts and those of our wholly owned subsidiary.  We have eliminated all significant inter-company accounts and transactions in consolidation.

The Company was formed on May 1, 2018 and the financial statements of the Company for the period from May 1, 2018 through December 31, 2018 have been audited.  The accompanying unaudited financial statements for 2018 have been prepared on a combined basis and reflect our historical financial information and results of operations of PPIX, PCA, and PIPE as if the conversions and merger took place as of January 1, 2018.  Prior to the completion of the initial public offering, the Company, PPIX, PCA, and PIPE were under the common control of Diversus.  Additionally, prior to March 27, 2019, the Company did not engage in substantive precombination activities, and accordingly, is not considered to be the acquirer of the net assets of Positive Insurance Company.  The acquirer of these net assets is the majority stockholder of the Company.  Accordingly, the accompanying unaudited financial statements do not reflect any adjustments to fair value as might have been determined had the Company accounted for the acquisition of Positive Insurance Company’s net assets as a business combination.  The 2018 unaudited financial information is not necessarily indicative of the results of operations that would have been achieved if the conversions and merger had taken place at the beginning of 2018.

We recommend you read the interim consolidated financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and notes. Actual results could differ from these estimates and such differences could be material.  The Company’s principal estimates include the liability for losses and loss adjustment expenses, deferred acquisition costs, other-than-temporary impairments of investments, and valuation of deferred tax assets.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be cash on hand and depository bank accounts with original maturities of three months or less, are readily convertible to known amounts of cash, and present insignificant risk of changes in value due to changing interest rates.

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).  Investments in equity securities are stated at fair value and unrealized holding gains and losses are credited or charged to net income (loss) as incurred.

We have ownership interests in four limited partnership equity hedge funds.  The partnership interests are measured at fair value using the funds’ net asset values as a practical expedient.  Unrealized holding gains and losses on partnership interests are credited or charged to net income (loss) as incurred.  There are no unfunded commitments related to these investments.  The funds’ investment strategies are short/long-term equities in financial institutions and global opportunities, long-term equity securities, and fixed maturity and equity securities in global opportunities.

Realized gains and losses on sales of equity and fixed maturity securities are recognized into income based upon the specific identification method.  Interest and dividends are recognized as earned.  Short-term investments are considered to be short-term, highly liquid investments that are less than one year in term to the dates of maturity at the purchase dates, and  they present insignificant risk of changes in value due to changing interest rates.

The Company regularly evaluates all of its investments based on current economic conditions, credit loss experience, and other specific developments.  If there is a decline in a security’s net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

Other-than-temporary-impairments (“OTTI”) of fixed maturity securities are separated into credit and noncredit-related amounts when there are credit-related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the "credit loss."

Deferred Acquisition Costs

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

Prepaid Management Fee

Prepaid management fee consisting of costs incurred by the Positive Insurance Company to execute a new management agreement with Diversus Management is to be amortized on a straight-line basis over the seven-year useful life of the agreement.

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates, and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed.  Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process.  This estimation process is based upon the assumption that past developments are an appropriate indicator of future events and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors.  The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well external factors, such as economic trends and changes in the concepts of legal liability and damage awards.  Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.  Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary.  Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. We offer extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been a mature-claims policyholder with the Company for at least one year.  An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely.  We have this reserve actuarially determined with the balance included in unearned premiums.

Reinsurance

We cede insurance risk to other insurance companies. This arrangement allows us to minimize the net loss potential arising from large risks. Reinsurance contracts do not relieve us of our obligation to its policyholders. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, non-U.S. government bonds, premiums receivable, and balances recoverable from reinsurers.  Non-U.S. government bonds are diversified, and no one investment accounts for greater than 5% of our invested assets. Cash and cash equivalents are deposited with financial institutions with  balances that fluctuate in excess of federally insured limits. If the financial institutions were not to honor their contractual liability to us, we could incur losses.  We are of the opinion that there is low risk because of the financial strength of the respective financial institutions.  We are also subject to concentrations of credit risk through short-term money market investments. The credit risk related to short-term money market investments is minimized by our investing in money market funds or repurchase agreements, both secured by U.S. government securities.

No one insured accounted for over 20% of premiums receivable as of March 31, 2019 and December 31, 2018 or gross written premium for the interim periods ended March 31, 2019 and 2018.  We have reinsurance contracts with various reinsurers all of whom have A.M. Best ratings of A or better.

Revenue Recognition

Premiums are earned on a daily pro rata basis over the terms of the insurance policies.  Unearned premium reserves are established to cover the unexpired portion of the policies in force less amounts ceded to reinsurers.  For consideration received for policies with effective dates subsequent to the reporting period, the Company records an advance premium liability in lieu of written premium.

Comprehensive Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale fixed maturity securities  and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying consolidated balance sheets. Such items, along with net income, are components of comprehensive income (loss), and are reflected in the accompanying consolidated statements of comprehensive income (loss).  Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income (loss) are recorded in investment income in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Prior to March 27, 2019, PPIX, PCA, and PIPE filed separate federal income tax returns.  The Company did not recognize any interest and penalties in the accompanying consolidated statement of operations for the interim period ended March 31, 2019 and the combined statement of operations for the interim period ended March 31, 2018.  PPIX, PCA, and PIPE remain subject to examination by the Internal Revenue Service for tax years 2015 through 2017.

4.	Recent Accounting Pronouncements

As an emerging growth company, we have elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  The following discussion includes effective dates for both public business entities and emerging growth companies, as well as whether specific guidance may be adopted early.

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-01 for the interim period ended March 31, 2018.  The amendments in this ASU require among other things that equity investments to be measured at fair value (excluding those equity securities measured at fair value using net asset value as a practical expedient) with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  With the adoption of ASU 2016-01, a cumulative effect of unrealized holding gains and losses on previously classified available-for-sale equity securities included in accumulated other comprehensive income at January 1, 2018 are to be reclassified to retained earnings.  At January 1, 2018, unrealized holding gains in equity securities, net of tax effect, of $1,387,895 were reclassified from accumulated other comprehensive income to retained earnings for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Company’s consolidated financial statements. The following recently issued accounting pronouncements are relevant to the Company’s consolidated financial statements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification ("ASC") and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss ("CECL") model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life.   The new CECL model is based upon expected losses rather than incurred losses.  Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance.  The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  At this time, we are evaluating the potential impact of ASU 2016-13 in the Company’s consolidated financial statements.

5.	Investments

We use fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Fixed maturity available-for-sale securities and equity securities are recorded at fair value on a recurring basis. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our  or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity and equity securities by major security type for the results at March 31, 2019 and December 31, 2018 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. government	$12,495,670	$66,357	$143,202	$12,418,825
States, territories, and possessions	1,108,127	32,091	—	1,140,218
Subdivisions of states, territories, and possessions	13,188,958	257,589	21,743	13,424,804
Industrial and miscellaneous	55,206,618	258,117	367,125	55,097,610
Total bonds	81,999,373	614,154	532,070	82,081,457
Common stocks	7,605,008	969,165	517,169	8,057,004
	$89,604,381	$1,583,319	$1,049,239	$90,138,461

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$12,859,101	$87,354	$208,699	$12,737,756
States, territories, and possessions	1,111,879	14,497	897	1,125,479
Subdivisions of states, territories, and possessions	13,230,690	105,965	44,591	13,292,064
Industrial and miscellaneous	59,561,984	14,030	1,524,644	58,051,370
Total bonds	86,763,654	221,846	1,778,831	85,206,669
Common stocks	7,568,810	524,526	826,242	7,267,094
	$94,332,464	$746,372	$2,605,073	$92,473,763

At March 31, 2019, contractual maturities of investments in bond securities are as follows:

	Amortized Cost/Cost	Fair Value
Due in less than one year	$7,087,519	$7,062,550
Due after one year to five years	50,142,445	50,134,517
Due after five years to ten years	23,987,741	24,077,969
Due after ten years	781,668	806,421
	$81,999,373	$82,081,457

Realized gains and losses are determined using the specific identification method. During the interim periods ended March 31, 2019 and 2018, proceeds from maturity and sales and gross realized gains and losses on securities are:

	2019	2018
Proceeds	$4,977,081	$6,414,419
Gross gains	18,691	29,176
Gross losses	53,637	16,910

The components of net investment income for the interim periods ended March 31, 2019 and 2018 are as follows:

	2019	2018
Bonds	$565,070	$555,592
Cash and short-term investments	20,655	12,221
Common stocks	66,736	67,838
Limited partnerships	1,625	(2,352)
Other	9,233	—
Net (loss) gain on sales of investments	(34,946)	12,266
Unrealized gain (loss) on equity securities	886,597	(173,743)
	1,514,970	471,822
Less investment expenses	35,063	25,580
Net investment income	$1,479,907	$446,242

The fair value and unrealized losses of our securities that were temporarily impaired as of March 31, 2019 and December 31, 2018 are as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019:
U.S. government	$1,136,969	$1,912	$8,585,023	$141,290	$9,721,992	$143,202
Subdivisions of states, territories, and possessions	—	—	919,916	21,743	919,916	21,743
Industrial and miscellaneous	7,065,499	20,678	25,166,485	346,447	32,231,984	367,125
Total fixed maturities	8,202,468	22,590	34,671,424	509,480	42,873,892	532,070
Common stocks	1,652,463	161,262	967,701	355,907	2,620,164	517,169
Total temporarily impaired securities	$9,854,931	$183,852	$35,639,125	$865,387	$45,494,056	$1,049,239

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
U.S. government	$1,757,021	$5,521	$8,858,782	$203,178	$10,615,803	$208,699
States, territories, and possessions	410,416	897	—	—	410,416	897
Subdivisions of states, territories, and possessions	3,138,650	11,729	1,993,170	32,862	5,131,820	44,591
Industrial and miscellaneous	28,187,416	563,317	25,787,215	961,327	53,974,631	1,524,644
Total fixed maturities	33,493,503	581,464	36,639,167	1,197,367	70,132,670	1,778,831
Common stocks	2,914,528	471,382	631,297	354,860	3,545,825	826,242
Total temporarily impaired securities	$36,408,031	$1,052,846	$37,270,464	$1,552,227	$73,678,495	$2,605,073

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates, which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

We evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. We found that the declines in fair value are most likely attributable to increases in interest rates, and there is no evidence that the likelihood of not receiving all of the contractual cash flows as expected has changed. Our fixed maturity portfolio is managed by our investment committee in concert with an outside investment manager for investment grade bond investments. By agreement, the investment manager cannot sell any security without the consent of our investment committee if such sale will result in a net realized loss.

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

For the interim periods ended March 31, 2019 and 2018, we determined that none of our  securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

The table below presents the level within the fair value hierarchy generally utilized by us  to estimate the fair value of assets disclosed on a recurring basis at March 31, 2019:

.	Total	Level 1	Level 2	Level 3
U.S. government	$12,418,825	$—	$12,418,825	$—
States, territories, and possessions	1,140,218	—	1,140,218	—
Subdivisions of states, territories and possessions	13,424,804	—	13,424,804	—
Industrial and miscellaneous	55,097,610	—	55,097,610	—
Total bonds	82,081,457	—	82,081,457	—
Common stocks	8,057,004	8,057,004	—	—
	$90,138,461	$8,057,004	$82,081,457	$—

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018:

	Total	Level 1	Level 2	Level 3
U.S. government	$12,737,756	$—	$12,737,756	$—
States, territories, and possessions	1,125,479	—	1,125,479	—
Subdivisions of states, territories and possessions	13,292,064	—	13,292,064	—
Industrial and miscellaneous	58,051,370	—	58,051,370	—
Total bonds	85,206,669	—	85,206,669	—
Common stocks	7,267,094	7,267,094	—	—
	$92,473,763	$7,267,094	$85,206,669	$—

At March 31, 2019 and December 31, 2018, we had ownership interests in four limited partnerships. Our partnership interests are measured at fair value using the partnerships’ net asset values as a practical expedient. At March 31, 2019, the fair value and cost basis of these investments were $4,183,582 and $3,546,985, respectively. At December 31, 2018, the fair value and cost basis of these investments were $4,051,399 and $3,547,687, respectively.

6.	Deferred Acquisition Costs

The following table summarizes the components of deferred acquisition costs for the interim periods ended March 31, 2019 and 2018:

	2019	2018
Balance, beginning of period	$3,985,193	$4,078,322
Amount capitalized during the period	2,827,265	3,075,318
Amount amortized during the period	2,122,354	2,327,329
Balance, end of period	$4,690,104	$4,826,311

7.	Reinsurance

Effective as of March 27, 2019, Positive Insurance Company entered into a new policy reinsurance agreement.  Under the new agreement, we retain a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks;
•	mitigate the effect of individual loss occurrences;
•	stabilize underwriting results; and
•	increase our underwriting capacity.

Under Pennsylvania law, each insured must maintain MPLI of at least $1,000,000 for each claim and $3,000,000 of annual aggregate coverage. We provide primary insurance coverage up to $500,000 per claim and $1,500,000 of annual aggregate coverage. The Pennsylvania Medical Care Availability and Reduction of Error (“MCARE”) Fund provides coverage for any losses above $500,000 per claim up to $1,000,000. In cases where coverage under the Pennsylvania MCARE Fund does not apply, the primary insurance provides coverage up to $1,000,000 per claim and $3,000,000 of annual aggregate coverage. We retain the first $300,000 on all polices and reinsurance covers the excess up to $1,000,000 that is not covered by the Pennsylvania MCARE Fund, and cede to reinsurers claims in excess of $1,000,000.

Other states in which we write insurance require doctors to maintain certain minimum coverage and provide a fund that provides coverage for losses above a certain amount, but many states do not prescribe insurance requirements for doctors.

We offer primary coverage up to $1,000,000 for each claim and $3,000,000 of annual aggregate coverage in Delaware, Maryland, Michigan, Ohio, New Jersey, and South Carolina. We retain the first $300,000 on all polices, and reinsurance covers the excess up to $1,000,000. If an insured in New Jersey requests, additional coverage of $1,000,000, each claim, each insured, each policy can be provided and is fully ceded to the reinsurer up to a maximum aggregate liability of $2,000,000 to the reinsurer per the term of the reinsurance agreement.  In South Carolina and Michigan, the policy limits are $200,000, each claim, each insured, and we retain the first $100,000 and the reinsurer covers the next $100,000.

We also purchase additional reinsurance coverage for clash, loss in excess of policy limits and extra contractual obligation claims.

Our premiums under the new reinsurance agreement is based on a percentage of our earned premiums during the term of the agreement.  The agreement terminates on April 1, 2020.

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

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of March 31, 2019, our participation was not material.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the interim periods ended March 31, 2019 and 2018 is as follows:

	2019	2018
Premiums written:
Direct	$8,197,517	$8,548,380
Ceded	1,952,477	1,894,058
Premiums written, net of reinsurance	$6,245,040	$6,654,322
Premiums earned:
Direct	$6,353,380	$6,766,376
Ceded	862,173	812,998
Premiums earned, net of reinsurance	$5,491,207	$5,953,378
Losses and loss adjustment expenses incurred:
Direct	$3,911,189	$3,949,768
Ceded	589,513	600,067
Losses and loss adjustment expenses incurred, net of reinsurance	$3,321,676	$3,349,701

8.	Losses and Loss Adjustment Expenses

The following tables provide a reconciliation of our beginning and ending unpaid losses and loss adjustment expense reserve balances for the interim periods ended March 31, 2019 and 2018.

	2019	2018
Balance at January 1	$68,392,333	$68,374,554
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,956,043	8,585,851
Add: Reinsurance recoverable on claims paid	5,791	1,196,573
Net liability at January 1	60,442,081	60,985,276
Losses and loss adjustment expenses incurred, net:
Current period	3,321,676	3,349,701
Prior periods	—	—
Total incurred losses and loss adjustment expenses	3,321,676	3,349,701
Less losses and loss adjustment expenses paid, net:
Current period	79,592	17,060
Prior periods	5,013,009	3,568,087
Total losses and loss adjustment expenses paid	5,092,601	3,585,147
Net liability for liability for losses and loss adjustment expenses, at end of period	58,671,156	60,749,830
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	8,207,848	8,292,102
Less: Reinsurance recoverable on claims paid	257,892	545,506
Liability for losses and loss adjustment expenses, March 31	$66,621,112	$68,496,426

The liability for losses and loss adjustment expenses at March 31, 2019 and 2018 were $66,621,112 and $68,496,426, respectively. For the interim periods ended March 31, 2019 and 2018, $5,013,009 and $3,568,087, respectively, has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. There were no favorable or unfavorable developments for the interim periods ended March 31, 2019 and 2018.

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and loss adjustment expenses. There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and loss adjustment expenses for the interim periods ended March 31, 2019 and 2018.

9.	Note Payable

On December 12, 2014, PPIX entered into a loan agreement with a financial institution with proceeds totaling $300,000 to finance the development of a new policy system.  The loan is secured by the equipment purchased with the proceeds received.  The loan is being repaid on a monthly basis from January 2016 through December 2020 with interest calculated on the unpaid principal balance at a rate of 4%.   At March 31, 2019 and December 31, 2018, the balance of the note was $112,096 and $127,327, respectively.  At March 31, 2019 and December 31, 2018, PPIX was in compliance with all loan covenants.

Future maturities of the note for the succeeding years are as follows at March 31, 2019:

Year ending March 31,
2020	$63,005
2021	49,091
$112,096

10.	Income Taxes

At March 31, 2019 and December 31, 2018, we had  no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions.  No interest and penalties were recognized during the periods ended March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, we have unused net operating loss carryforwards (“NOL”) of $5,310,679  and $3,865,253, respectively, which will begin to expire in tax years 2038 and 2039.  At March 31, 2019 and December 31, 2018, we have capital loss carryforwards of $190,526  and $164,566, respectively.  Of the NOLs as of March 31, 2019, $5,310,679 are subject to limitations under Section 382 of the Internal Revenue Code.  These NOLs are limited in the amount that can be utilized in any one year and may expire before they are realized.  At this time, we do not expect that any of the remaining NOL carryforwards will expire before utilized.  At March 31, 2019 and December 31, 2018, the Company had no other income tax related carryovers for net operating losses, alternative tax credits, or capital losses.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.  At March 31, 2019 and December 31, 2018, management determined that it is more likely than not that all of the deferred tax assets will be realized by the Company in future years.    Accordingly, the Company did not record a valuation allowance against its deferred tax assets at March 31, 2019 and December 31, 2018.

11.	Related Party Transactions

Positive Insurance Company is managed by Diversus Management.  For the interim periods ended March 31, 2019 and 2018, Diversus Management, through former attorneys-in-fact of PPIX, PCA, and PIPE, received management fees at 25% of gross written premiums of the exchanges.  Simultaneously with the acquisition of PPIX, PCA, and PIPE and the initial public offering, Positive Insurance Company and Diversus Management entered into the new management agreement effective as of March 27, 2019 whereby Diversus Management provides administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premium, less return premium. Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.  Management fees incurred by us for the interim periods ended March 31, 2019 and 2018 were $2,049,380 and $2,137,095, respectively, which is recorded in other underwriting expenses in the statement of operations.  In connection with the execution of the new management agreement with Diversus Management, the Company incurred costs of $10,000,000 to execute the agreement; such costs are presented as “prepaid management fees” in the accompany consolidated balance sheet at March 31, 2019 and is to be amortized over a period of seven years.

We have contracts with Gateway Risk Services, LLC and Andrews Outsource Solutions LLC, both of which are wholly owned subsidiaries of Diversus, under which those companies provide claims processing and risk management services to us. We incurred fees under these contracts of $399,375 and $405,975, respectively, for the interim periods ended March 31, 2019 and 2018.  Additionally, the former attorney-in-fact of PCA earned commissions related to our gross written premium and other accounts.  The attorney-in-fact earned commission income of $77,850 and $97,631 for the interim periods ended March 31, 2019 and 2018, respectively, which is recorded in other underwriting expenses in the statement of operations.

The Company and Diversus entered into a loan agreement dated as of March 29, 2019 to provide a $6,000,000 credit facility to Diversus for working capital purposes. Diversus may borrow in one or more advances up to $5,500,000 under a term loan and up to $500,000 under a revolving loan. Outstanding borrowings under the credit facility will bear interest at 8%, will be unsecured, and will be subordinate to the existing senior debt and other commercial loan obligations of Diversus. The loan is to be convertible into common stock shares of Diversus at a price of $1 per share at the option of the Company. At March 31, 2019, there was no outstanding balance of the credit facility.

12.	Common Stock

The Company is authorized to issue 10,000,000 shares of no-par value common stock. At December 31, 2018, there were no shares of common stock issued and outstanding.  In connection with the completion of the initial public offering on March 27, 2019, 3,615,500 shares of the Company’s common stock were issued.  There are no stock-based forms of compensation authorized to be issued by the Company at March 31, 2019.

The Company’s principal source of liquidity will be dividend payments from Positive Insurance Company. Positive Insurance Company is  restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to the Company. Positive Insurance Company may pay dividends to us after notice to, but without prior approval of, the Pennsylvania Insurance Department in an amount not to exceed the greater of (i) 10% of the surplus of Positive Insurance Company as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or (ii) the statutory net income of Positive Insurance Company for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Pennsylvania Insurance Department.

The order of the Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by the Company to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, the two principal stockholders of the Company, without the prior approval of the Department, for a period of three years following the effective date of the conversions.  Additionally, by the order of the Department, Positive Insurance Company cannot pay a dividend to the Company for a period of three years following the effective date of the conversions without the approval of the Department.

The amount available for payment of dividends from Positive Insurance Company after the conversions without the prior approval of the Pennsylvania Insurance Department is approximately $3.7 million based upon the statutory surplus of Positive Insurance Company. Prior to its payment of any dividend, Positive Insurance Company will be required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividends if Positive Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

13.	Earnings Per Share

As discussed in Note 1, the conversions of PPIX, PCA, and PIPE to stock insurance companies and the simultaneous acquisition of these companies resulted in the issuance of the Company’s common stock as of March 27, 2019.  The weighted average number of common shares outstanding was 3,615,500 during the interim periods ended March 31, 2019.  For the period prior to the date of the conversions, we assumed that the net common shares issued in the initial public offering were outstanding since January 1, 2019.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended March 31,
	2019	2018
Basic earnings per common share:
Numerator:
Net income	$91,789	$—
Denominator:
Weighted average shares outstanding	3,615,500	—
Basic earnings per common share	$0.03	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Financial Statements alone. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements” of the Company.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking information that involves risk and uncertainties. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As part of the conversions, on March 27, 2019, PPIX merged with and into PPIX Conversion Corp., PCA merged with and into PCA Conversion Corp., and PIPE merged with and into PIPE Conversion Corp. Accordingly, PPIX, PCA, and PIPE no longer exist. Immediately thereafter, PCA Conversion Corp. and PIPE Conversion Corp. merged with and into PPIX Conversion Corp., which then changed its name to Positive Insurance Company, and became our single insurance company subsidiary and successor to PPIX, PCA and PIPE.

Overview of PPIX

PPIX was an unincorporated exchange organized on April 20, 2004 and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange. PPIX provided medical professional liability insurance consisting of claims-made, tail occurrence, claims made plus, and occurrence policies to its subscribers (policyholders). On October 9, 2018, Positive Physicians Captive Insurance Company, a sponsored captive insurance company (“PPCIC”), was incorporated in the State of New Jersey and became a wholly owned subsidiary of PPIX. PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018. PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”). Keystone is owned by an insured of Positive Insurance Company.

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

Overview of PCA

Professional Casualty Association was an unincorporated, reciprocal insurance association organized on April 16, 2003 and formed for the purpose of insuring its subscribers against loss due to the imposition of legal liability. PCA provided medical professional liability insurance consisting of claims-made, tail occurrence and occurrence policies to its subscribers (policyholders). PCA was managed by Professional Third Party, LP (“PTP”) a wholly owned subsidiary of Diversus, pursuant to the terms of an Attorney-in-Fact Agreement between PCA and PTP.

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

PIPE Management was a Pennsylvania corporation formed to operate as the attorney-in-fact for PIPE pursuant to the terms of an attorney-in-fact agreement between PIPE Management and PIPE. Pursuant to the terms of the agreement, PIPE Management provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PIPE and paid certain expenses on behalf of PIPE for 25% of gross written premium. PIPE Management, as the attorney-in-fact of PIPE, had the power to direct the activities of PIPE that most significantly impact PIPE’s economic performance. Diversus acquired 100% of the ownership interests of PIPE Management on November 23, 2015. SIS, PTP, and PIPE Management merged into Diversus Management in connection with the conversions.

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

Premiums earned

Premiums earned are the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on MPLI policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. The policies written by Positive Insurance Company typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2018, one-half of the premiums would be earned in 2018 and the other half would be earned in 2019.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, and equity and debt securities. Investment income includes interest and dividends earned and net realized gains and losses on invested assets. With the adoption of an accounting standard as of January 1, 2018, unrealized gains and losses on equity securities previously classified as available-for-sale securities are included in net investment income. Prior to 2018, unrealized gains and losses on available-for-sale equity securities were charged or credited to accumulated other comprehensive income (loss). We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of investment securities is managed by our outside investment manager, who has discretion to buy and sell securities in accordance with the investment policy approved by Positive Insurance Company’s board of directors.

The Company’s expenses consist primarily of:

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

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We  evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we  believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

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

We utilize an independent actuary to assist with the estimation of our losses and loss adjustment expense reserves in the third and fourth quarter of each calendar year. This independent actuary prepares estimates of the ultimate liability for unpaid losses and loss adjustment expenses based on established actuarial methods described below. Positive Insurance Company reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. Positive Insurance Company may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.

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

•

Frequency/Severity Method - The Frequency/Severity Method estimates ultimate losses by estimating a frequency and a severity component. For each year, the independent actuary estimates ultimate claims costs and an ultimate average severity. The independent actuary then multiplies these two estimates together. The method is useful when the claim count development pattern is more stable than the loss development pattern.

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

Positive Insurance Company estimates IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred as of the financial statement date. Positive Insurance Company then reduces the estimated ultimate losses and loss adjustment expenses by losses and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses will vary depending on the judgment of the independent actuary as to what is the most appropriate method for the MPLI business. Finally, Positive Insurance Company considers other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

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

Our independent actuary determines on an annual basis a range of reasonable reserve estimates, which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and loss adjustment expense estimates, however actual results could differ significantly from these estimates. The range was determined after a review of the output generated by the various actuarial methods utilized. The independent actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on its knowledge and judgment. In making these judgments the independent actuary typically assumed, based on its experience, that the larger the reserve the less volatility. In addition, when selecting these low and high estimates, the independent actuary considered:

•	Historical industry development experience in MPLI;
•	Historical company development experience;
•	Changes in the exchange’s internal claims processing policies and procedures; and
•	Trends and risks in claim costs, such as risk that medical cost inflation could increase.

Our independent actuary is required to exercise a considerable degree of judgment in the evaluation of all of these and other factors in the analysis of losses and loss adjustment expenses, and related range of anticipated losses. Because of the level of uncertainty impacting the estimation process, it is reasonably possible that different actuaries would arrive at different conclusions. The method of determining the reserve range has not changed and the reserve range generated by the independent actuary is consistent with the observed development of our loss reserves over the last few years.

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

Actuarial Loss Reserves

Although the range of loss estimates is determined by the independent actuary, the selection of the ultimate loss is based on information unique to each policy year and the judgment and expertise of our management.

The following table provides case and IBNR reserves of Positive Insurance Company’s losses and loss adjustment expenses as of March 31, 2019 and 2018.

As of March 31, 2019 (unaudited)

(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,351	$28,320	$58,671
Other	—	—	—
Total net reserves	30,351	28,320	58,671
Reinsurance recoverables	1,614	6,336	7,950
Gross reserves	$31,965	$34,656	$66,621

As of December 31, 2018 (combined unaudited)

(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,741	$29,701	$60,442
Other	—	—	—
Total net reserves	30,741	29,701	60,442
Reinsurance recoverables	1,614	6,336	7,950
Gross reserves	$32,355	$36,037	$68,392

As discussed earlier, the estimation of Positive Insurance Company reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the independent actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year. The ranges presented above represent the expected variability around the actuarially determined central estimate.

Investments

The fixed maturity investments are classified as available-for-sale and equity securities of Positive Insurance Company are carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Limited partnership investments are measured at fair value using net asset values of the partnerships as a practical expedient. Changes in unrealized investment gains or losses on fixed maturity available-for-sale investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Beginning with January 1, 2018, changes in unrealized investment gains or losses on equity investments are reflected in net investment income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

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

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our  or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

Investments

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

We have evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. We have found that the declines in fair value are most likely attributable to increases in interest rates, and there is no evidence that the likelihood of not receiving all of the contractual cash flows as expected has changed. Our fixed maturity portfolio is managed by our investment committee in concert with an outside investment manager for investment grade bond investments. By agreement, the investment manager cannot sell any security without the consent of our investment committee if such sale will result in a net realized loss.

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

For the three months ended March 31, 2019 and 2018, we determined that none of our securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

Our management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Our management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the three months ended March 31, 2019 and 2018; accordingly, no adjustments were made to the estimates provided by the pricing service for the three months ended March 31, 2019 and 2018. The classification within the fair value hierarchy of ASC 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

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

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our  deferred tax assets.

Deferred Tax Assets

We had gross deferred tax assets of $2.8 million and $2.8 million at March 31, 2019 and December 31, 2018, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which we believed it is more likely than not that it will not be realized. We believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance had been established at March 31, 2019 and December 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Most of the provisions of this bill affect corporate taxes paid in 2018 and beyond including reducing the top corporate tax rate from 34% to 21%. Under GAAP, however, deferred income taxes are estimated based upon enacted tax rates as of the date of the financial statements.  Accordingly, we measured our deferred income taxes at March 31, 2019 and December 31, 2018 using a tax rate of 21%.

At March 31, 2019 and December 31, 2018, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through 2017 are open for examination for PPIX, PCA, and PIPE.

Results of Operations

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

The major components of consolidated operating revenues and net income for the interim period ended March 31, 2019 and major components of combined operating revenues and net income for the interim period ended March 31, 2018 are as follows (dollars in thousands) (unaudited):

	Three Months Ended March 31,
	2019	2018
Revenues:
Net premiums earned	$5,491	$5,954
Investment income, net of investment expenses	1,515	434
Realized investment (losses) gains, net	(35)	12
Total revenues	6,971	6,400
Expenses:
Losses and loss adjustment expenses	3,322	3,350
Underwriting expenses	3,500	3,048
Underwriting income	149	3
Interest expense	(1)	(1)
Income before income taxes	148	2
Income tax expense (benefit)	56	(49)
Net income	$92	$50

Premiums Written and Premiums Earned

Direct written premium for the three months ended March 31, 2019 was $8.2 million as compared to $8.5 million for the three months ended March 31, 2018, or a 4% decrease. Ceded written premium for the three months ended March 31, 2019 was $2.0 million as compared to $1.9 million for the three months ended March 31, 2018, or a 3% increase.  Direct premium earned for the three months ended March 31, 2019 was $6.4 million as compared to $6.8 million for the three months ended March 31, 2018, or a 6% decrease. Ceded premium earned for the three months ended March 31, 2019 was $0.9 million as compared to $0.8 million for the three months ended March 31, 2018, or an increase of 6%.  Net earned premiums for the three months ended March 31, 2019 was $5.5 million as compared to $6.0 million for the three months ended March 31, 2018, or an 8% decrease.

Net Investment Income

The following table sets forth our average cash and invested assets and investment income for the reported periods (dollars in thousands) (unaudited):

	Three Months Ended March 31,
	2019	2018
Average cash and invested assets	$112,597	$109,533
Net investment income, net of investment expenses	1,515	434
Return on average cash and invested assets	1.35%	0.40%

Investment Income, Net of Investment Expenses

Net investment income for the three months ended March 31, 2019 was $1.5 million as compared to $0.4 million for the three months ended March 31, 2018. The average monthly net investment income increased from $145,000 during the three months ended March 31, 2018 to $505,000 during the three months ended March 31, 2019.  Net investment income for the three months ended March 31, 2019 and 2018 includes unrealized gain (loss) on equity investments of $0.9 million and $(0.2) million. Excluding the effects of unrealized gain (loss) on equity investments, the average monthly net investment income would have been $209,000 and $203,000 and the return on average cash and invested assets would have been 0.56% and 0.55% for the three months ended March 31, 2019 and 2018, respectively.

Realized Investment Gains (Losses), Net

We  had net realized investment gains (losses) of $(35,000) and $12,000 for the three months ended March 31, 2019 and 2018, respectively.

Our fixed maturity investments and equity investments are available-for-sale because we may , from time to time, make sales of securities that are not impaired, consistent with our  investment goals and policies. At March 31, 2019, we  had gross unrealized losses on fixed maturity securities of $532,000 as compared to gross unrealized losses on fixed maturity securities of $1,779,000 at December 31, 2018.  Most of these unrealized losses were attributable to fluctuations in interest rates. We evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing portfolio are most likely attributable to fluctuations in interest rates, and there is no evidence the entire amortized cost basis will not be recovered.

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

Losses and Loss Adjustment Expenses

Positive Insurance Company losses and loss adjustment expenses ratio was 60.5% for the three months ended March 31, 2019 as compared to 56.3% for the three months ended March 31, 2018.  During the three months ended March 31, 2019 and 2018, we had no favorable or unfavorable developments.

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

Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $3.5 million for the three months ended March 31, 2019 as compared to $3.0 million for the three months ended March 31, 2018. Positive Insurance Company had $392,000 and $1,000 in initial public offering and conversion costs that were expensed in three months ended March 31, 2019 and 2018, respectively, and are included in other underwriting expenses. Administrative costs are directly tied to the amount of premiums written by Positive Insurance Company  in a given period, because the fees payable were equal to a percentage  of the premiums written.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2019, the Company had pre-tax income of $147,695 as compared to a pre-tax income of $563 for the three months ended March 31, 2018.

Income Tax Expense (Benefit)

The provision for income taxes for the three months ended March 31, 2019 and 2018 resulted in income tax expense (benefit) of $55,906 and $(49,258), respectively. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 21%.

Net Income (Loss)

For the three months ended March 31, 2019, the Company had a net income of $91,789 as compared to net income of $49,821 for the three months ended March 31, 2018.

Mandatory Assumed Reinsurance:

We are required to participate in Pennsylvania Property and Casualty Insurance Guaranty Fund (PIGA), which was formed to pay claims on policies issued by insolvent Pennsylvania domiciled property and casualty insurers. Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania. Positive Insurance Company incurred assessment fee expense of $19,000 and $10,000 for the three months ended March 31, 2019 and 2018, respectively.

Financial Position

At March 31, 2019, the Company had total assets of $158.8 million as compared to $124.0 million at December 31, 2018. The increase in total assets of $34.8 million is primarily attributable to increases in cash and invested assets, reinsurance receivables, deferred acquisition costs, and prepaid management fee of $23.6 million, $1.4 million, $0.7 million, and $10.0 million, respectively, which were offset by decreases in premiums receivable and deferred income taxes of $0.7 million and $0.4 million, respectively.

At March 31, 2019, the Company had total liabilities of $86.8 million as compared to $87.0 million at December 31, 2018. The decrease in total liabilities of $0.2 million is primarily attributable to increases in unearned premiums and reinsurance payable of $1.8 million and $1.5 million, respectively, which were offset by decreases in liability for losses and loss adjustment expenses and accounts payable and accrued expenses of $1.8 million and $1.7 million, respectively.

At March 31, 2019, the Company had total equity of $72.0 million as compared to $37.0 million at December 31, 2018. The change in equity during the three months ended March 31, 2019 is attributable to comprehensive income of $1.4 million and initial public offering net proceeds of $33.6 million.

Liquidity and Capital Resources

The Company generated sufficient funds from its operations and maintained a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds were premium collections, investment earnings and maturing investments.

The Company maintained investment and reinsurance programs that are intended to provide sufficient funds to meet its obligations without forced sales of investments. The Company maintained a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Cash flows used in operating activities	$(12,447,833)	$(1,211,399)
Cash flows provided by investing activities	4,812,629	113,130
Cash flows provided by (used in) financing activities	33,601,849	(14,782)
Net increase (decrease) in cash and cash equivalents	$25,966,645	$(1,113,051)

For the three months ended March 31, 2019, cash flows from operations were $(12.4) million as compared to $(1.2) million for the three months ended March 31, 2018. The greater decrease in cash flows used in operating activities was primarily attributable to the timing of paid losses and the payment of the $10 million prepaid management fee. For the three months ended March 31, 2019, cash flows from investing activities were $4.8 million as compared to $113,000 for the three months ended March 31, 2018. The greater increase in cash flows from investing activities for the three months ended March 31, 2019 is primarily attributable to the time necessary to reinvest maturing securities. For the three months ended March 31, 2019, cash flows from financing activities were $33.6 million as compared to $(15,000) for the three months ended March 31, 2018.  The increase in cash flows for the three months ended March 31, 2019 is due to initial public offering stock issuance of $33.6 million and payments of long-term debt of $(15,000).

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

The amount available for payment of dividends from Positive Insurance Company after the conversions without the prior approval of the Pennsylvania Insurance Department is approximately $3.7 million based upon the  statutory surplus of Positive Insurance Company. Prior to its payment of any dividend, Positive Insurance Company will be required to provide notice of the dividend to the Pennsylvania Insurance Department. This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Pennsylvania Insurance Department has the power to limit or prohibit dividends if Positive Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital reserves.

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

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average duration of the fixed maturity securities in our investment portfolio at March 31, 2019 was 3.2 years.  Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We  carry these investments as available for sale. This allows us to manage our  exposure to risks associated with interest rate fluctuations through active review of our  investment portfolio by our management, our investment adviser and our board of directors.

Fluctuations in near-term interest rates could have an impact on our results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment we may recognize losses.

As a general matter, we attempt to match the durations of our assets with the durations of our liabilities. Our investment objectives include maintaining adequate liquidity to meet our operational needs, optimizing our after-tax investment income and our after-tax total return, all of which are subject to our tolerance for risk.

The table below shows the interest rate sensitivity of  our  fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at March 31, 2019 (unaudited):

	Estimated Change	Fair
Hypothetical Change in	in Fair Value	Value
Interest Rates	(Dollars in thousands)
200 basis point increase	$(5,864)	$76,218
100 basis point increase	(2,929)	79,152
No change		82,081
100 basis point decrease	2,913	84,995
200 basis point decrease	5,848	87,929

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated at least “A” by Moody’s or an equivalent rating quality. We also independently, and through our outside investment manager, monitor the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limited the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses on our equity securities due to adverse changes in equity prices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective and timely at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

3.2	Bylaws of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.1

Management Agreement between Positive Physicians Insurance Company, Positive Physicians Holdings, Inc., Diversus Management, Inc., and Diversus, Inc. dated March 27, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K on April 24, 2019).

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

10.6

Option Agreement among Diversus, Inc., Insurance Capital Group, LLC, and Positive Physicians Holdings, Inc. dated March 27, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on April 24, 2019).

10.7

Management Services Agreement between Positive Physicians Holdings, Inc. and Diversus Management Inc. dated March 27, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on April 24, 2019).

10.8

Medical Malpractice Working Excess Reinsurance Contract effective January 1, 2018 between Hannover Ruck Se and Positive Physicians Insurance Exchange (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.9

Governance Agreement dated September 19, 2018 between Insurance Capital Group LLC and Enstar Holdings (US) LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (333-229322)

10.10

Loan Agreement between Positive Physicians Holdings, Inc. and Diversus, Inc. dated March 27, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on April 24, 2019).

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

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Positive Physicians Holdings, Inc.

Date: June 28, 2019	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Date: June 28, 2019	By:	/s/ Daniel A. Payne
Daniel A. Payne
Chief Financial Officer