Form 10-Q
period 2019-06-30
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2019-08-14
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the registrant had 3,615,500 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Positive Physicians Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Unaudited Combined)
Assets
Available-for-sale bond securities, at fair value	$87,895,381	$85,206,669
Equity securities, at fair value	7,269,058	7,267,094
Equity securities, at net asset value	4,244,663	4,051,399
Short-term investments, at fair value	74,760	373,949
Total investments	99,483,862	96,899,111
Cash and cash equivalents	24,365,843	3,903,620
Accrued investment income	628,960	627,213
Premiums receivable	4,522,153	6,623,172
Reinsurance recoverable	9,640,117	7,956,043
Income taxes recoverable	1,297,444	1,297,757
Unearned ceded premiums	1,564,396	573,379
Deferred acquisition costs	3,658,457	3,985,193
Deferred income taxes	1,223,634	1,676,091
Prepaid management fee	9,642,857	—
Other assets	534,645	486,615
Total assets	$156,562,368	$124,028,194
Liabilities and Stockholders' Equity
Liabilities
Losses and loss adjustment expenses	$67,491,760	$68,392,333
Unearned premiums	12,754,554	13,202,626
Reinsurance payable	1,363,481	1,203,027
Accounts payable, accrued, expenses, and other liabilities	2,222,856	3,805,354
Note payable	96,390	127,327
Due to affiliates	202,288	309,310
Total liabilities	84,131,329	87,039,977
Stockholders' Equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	36,155	—
Additional paid-in capital	49,421,081	15,882,835
Retained earnings	21,866,240	22,335,398
Accumulated other comprehensive income (loss)	1,107,563	(1,230,016)
Total stockholders' equity	72,431,039	36,988,217
Total liabilities and stockholders' equity	$156,562,368	$124,028,194

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited Combined)	(Unaudited)	(Unaudited Combined)
Revenues
Net premiums earned	$5,327,994	$5,238,279	$10,819,201	$11,191,657
Net investment income	939,865	828,041	2,419,772	1,274,283
Total revenues	6,267,859	6,066,320	13,238,973	12,465,940
Expenses
Losses and loss adjustment expenses, net	4,267,440	4,638,383	7,589,116	7,988,084
Other underwriting expenses	2,785,060	2,909,821	6,285,437	5,957,411
Interest expense	413	1,706	1,779	3,472
Total expenses	7,052,913	7,549,910	13,876,332	13,948,967
Loss before provision for income taxes	(785,054)	(1,483,590)	(637,359)	(1,483,027)
Provision for income taxes	(224,107)	(288,124)	(168,201)	(337,382)
Net loss	$(560,947)	$(1,195,466)	$(469,158)	$(1,145,645)
Loss per common share
Common stock - basic	$(0.16)	$—	$(0.13)	$—
Common stock - diluted	$(0.16)	$—	$(0.13)	$—
Common stock - basic and diluted	$(0.16)	$—	$(0.13)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited Combined)	(Unaudited)	(Unaudited Combined)
Net loss	$(560,947)	$(1,195,466)	$(469,158)	$(1,145,645)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax (expense) benefit of $(277,179) and $57,058 for three months ended June 30, 2019 and 2018 and $(621,384) and $384,900 for six months ended June 30, 2019 and 2018, respectively	1,042,739	(209,509)	2,309,331	(1,451,988)
Reclassification adjustments for losses included in net loss, net of income tax (expense) benefit of $6 and $1,367 for three months ended June 30, 2019 and 2018 and $(7,509) and $(921) for six months ended June 30, 2019 and 2018, respectively	(22)	(5,141)	28,248	3,465
Other comprehensive income (loss)	1,042,717	(214,650)	2,337,579	(1,448,523)
Comprehensive income (loss)	$481,770	$(1,410,116)	$1,868,421	$(2,594,168)

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Six Months Ended June 30, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2019	$—	$15,882,835	$22,335,398	$(1,230,016)	$36,988,217
Issuance of common stock	36,155	33,538,246	—	—	33,574,401
Net loss	—	—	(469,158)	—	(469,158)
Other comprehensive income	—	—	—	2,337,579	2,337,579
Balance, June 30, 2019	$36,155	$49,421,081	$21,866,240	$1,107,563	$72,431,039

	Six Months Ended June 30, 2018 (Unaudited Combined)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2018	$—	$15,882,835	$26,319,019	$1,448,639	$43,650,493
Net loss	—	—	(1,145,645)	—	(1,145,645)
Other comprehensive loss	—	—	—	(1,448,523)	(1,448,523)
Reclassification of unrealized gain of equity securities	—	—	1,387,895	(1,387,895)	—
Balance, June 30, 2018	$—	$15,882,835	$26,561,269	$(1,387,779)	$41,056,325

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Cash flows from operating activities:
Net loss	$(469,158)	$(1,145,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(168,927)	46,421
Net realized loss (gain) on sales of investments	179,944	(57,600)
Unrealized (gain) loss on equity securities	(1,205,213)	34,350
Amortization of bond premiums	113,397	131,808
Depreciation and amortization expense	26,467	67,645
Changes in operating assets and liabilities:
Accrued investment income	(1,747)	(46,123)
Premiums receivable	2,101,019	2,573,911
Reinsurance recoverable	(1,684,074)	610,961
Income taxes recoverable	313	(384,373)
Unearned ceded premiums	(991,017)	(624,014)
Deferred acquisition costs	326,736	179,575
Prepaid management fee	(9,642,857)	—
Other assets	(74,497)	4,744
Losses and loss adjustment expenses	(900,573)	1,041,367
Unearned premiums	(448,072)	(775,197)
Reinsurance payable	160,454	91,345
Accounts payable, accrued expenses, and other liabilities	(1,582,498)	(2,227,817)
Due to affiliates	(107,022)	(359,458)
Net cash flows used in operating activities	(14,367,325)	(838,100)
Cash flows from investing activities:
Proceeds from sales of bond securities	5,993,685	12,498,839
Proceeds from sales of equity securities	1,313,230	317,701
Purchases of bond securities	(5,786,607)	(10,102,743)
Purchases of equity securities	(534,224)	(807,781)
Net sales (purchases) of short-term investments	300,000	(699,568)
Net cash flows provided by investing activities	1,286,084	1,206,448
Cash flows from financing activities
Proceeds from issuance of common stock	33,574,401	—
Payments of notes payable	(30,937)	(29,675)
Net cash flows provided by (used in) financing activities	33,543,464	(29,675)
Net change in cash and cash equivalents	20,462,223	338,673
Cash and cash equivalents, at beginning of period	3,903,620	8,196,226
Cash and cash equivalents, at end of period	$24,365,843	$8,534,899
Cash paid during the period for interest	$2,261	$3,523

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Our consolidated financial statements include our accounts and those of our wholly owned subsidiary.  We have eliminated all inter-company accounts and transactions in consolidation.

The Company was formed on May 1, 2018 and the financial statements of the Company for the period from May 1, 2018 through December 31, 2018 have been audited.  The accompanying unaudited financial statements for 2018 have been prepared on a combined basis and reflect our historical financial information and results of operations of PPIX, PCA, and PIPE as if the conversions and merger took place as of January 1, 2018.  Prior to the completion of the initial public offering, the Company, PPIX, PCA, and PIPE were under the common control of Diversus.  Additionally, prior to March 27, 2019, the Company did not engage in substantive precombination activities, and accordingly, is not considered the acquirer of the net assets of Positive Insurance Company.  The acquirer of these net assets is the majority stockholder of the Company.  Accordingly, the accompanying unaudited financial statements do not reflect any adjustments to fair value as might have been determined had the Company accounted for the acquisition of Positive Insurance Company’s net assets as a business combination.  The 2018 unaudited financial information is not necessarily indicative of the results of operations that would have been achieved if the conversions and merger had taken place at the beginning of 2018.

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

We have ownership interests in limited partnership equity hedge funds.  The partnership interests are measured at fair value using the funds’ net asset values as a practical expedient.  Unrealized holding gains and losses on partnership interests are credited or charged to net income (loss) as incurred.  There are no unfunded commitments related to these investments.  The funds’ investment strategies are short/long-term equities in financial institutions and global opportunities, long-term equity securities, and fixed maturity and equity securities in global opportunities.

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

Prepaid Management Fee

Prepaid management fee consisting of costs incurred by the Positive Insurance Company to execute a new management agreement with Diversus Management is being amortized on a straight-line basis over the seven-year useful life of the agreement.

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates, and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed.  Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process.  This estimation process is based upon the assumption that past developments are an appropriate indicator of future events and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors.  The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well external factors, such as economic trends and changes in the concepts of legal liability and damage awards.  Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.  Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary.  Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. We offer extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been a mature-claims policyholder with the Company for at least one year.  An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely.  This reserve is actuarially determined and the balance is included in unearned premiums in the consolidated balance sheets.

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

No one insured accounted for over 20% of premiums receivable as of June 30, 2019 and December 31, 2018 or gross written premium for the three months and six months ended June 30, 2019 and 2018.  We have reinsurance contracts with various reinsurers all of whom have A.M. Best ratings of A or better.

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

Comprehensive Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale fixed maturity securities and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying consolidated balance sheets. Such items, along with net income (loss), are components of comprehensive income (loss), and are reflected in the accompanying consolidated statements of comprehensive income (loss).  Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income (loss) are recorded in net investment income in the accompanying consolidated statements of operations.

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

Prior to March 27, 2019, PPIX, PCA, and PIPE filed separate federal income tax returns.  The Company did not recognize any interest and penalties in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2019 and the combined statement of operations for the three months and six months ended June 30, 2018.  PPIX, PCA, and PIPE remain subject to examination by the Internal Revenue Service for tax years 2015 through 2017.

Reclassification

The consolidated balance sheet of the Company as of March 31, 2019 inadvertently presented common stock at no par value per share.  The consolidated balance sheet of the Company as of June 30, 2019 presents common stock at a par value of $0.01 per share.  The misstatement in the balance sheet as of March 31, 2019 resulted in a reclassification of $33,580,925 from common stock to additional paid-in capital as of June 30, 2019.

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

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-01 for the year ended December 31, 2018.  The amendments in this ASU require among other things that equity investments to be measured at fair value (excluding those equity securities measured at fair value using net asset value as a practical expedient) with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the consolidated financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  With the adoption of ASU 2016-01, a cumulative effect of unrealized holding gains and losses on previously classified available-for-sale equity securities included in accumulated other comprehensive income at January 1, 2018 are to be reclassified to retained earnings.  At January 1, 2018, unrealized holding gains in equity securities, net of tax effect, of $1,387,895 were reclassified from accumulated other comprehensive income to retained earnings for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Company’s consolidated financial statements. The following recently issued accounting pronouncements are relevant to the Company’s consolidated financial statements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification ("ASC") and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss ("CECL") model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life.   The new CECL model is based upon expected losses rather than incurred losses.  Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance.  The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30-day comment period.  The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. At this time, we are evaluating the potential impact of ASU 2016-13 in the Company’s consolidated financial statements.

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

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our  or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity and equity securities by major security type for the results at June 30, 2019 and December 31, 2018 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government	$12,131,934	$138,643	$67,944	$12,202,633
States, territories, and possessions	1,104,357	47,057	—	1,151,414
Subdivisions of states, territories, and possessions	12,897,335	343,264	13,952	13,226,647
Industrial and miscellaneous	60,359,777	1,010,996	56,086	61,314,687
Total bonds	86,493,403	1,539,960	137,982	87,895,381
Common stocks	6,556,512	1,095,869	383,323	7,269,058
	$93,049,915	$2,635,829	$521,305	$95,164,439

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$12,859,101	$87,354	$208,699	$12,737,756
States, territories, and possessions	1,111,879	14,497	897	1,125,479
Subdivisions of states, territories, and possessions	13,230,690	105,965	44,591	13,292,064
Industrial and miscellaneous	59,561,984	14,030	1,524,644	58,051,370
Total bonds	86,763,654	221,846	1,778,831	85,206,669
Common stocks	7,568,810	524,526	826,242	7,267,094
	$94,332,464	$746,372	$2,605,073	$92,473,763

At June 30, 2019 and December 31, 2018, contractual maturities of investments in bond securities are as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost	Fair Value
Due in less than one year	$8,013,317	$8,000,989	$7,094,266	$6,549,872
Due after one year to five years	54,244,377	54,950,728	50,676,297	47,892,580
Due after five years to ten years	23,503,880	24,141,687	27,617,956	29,361,896
Due after ten years	731,829	801,977	1,375,135	1,402,321
	$86,493,403	$87,895,381	$86,763,654	$85,206,669

Realized gains and losses are determined using the specific identification method. During the three months and six months ended June 30, 2019 and 2018, proceeds from maturity and sales and gross realized gains and losses on securities are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds	$2,329,834	$6,402,122	$7,306,915	$12,816,540
Gross gains	41,207	64,143	59,898	93,319
Gross losses	186,205	18,809	239,842	35,719

The components of net investment income for the three months and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Bonds	$561,161	$578,365	$1,126,231	$1,133,957
Cash and short-term investments	154,571	17,373	177,584	29,594
Common stocks	74,758	80,675	141,493	148,513
Limited partnerships	—	1,383	1,626	(969)
Other	6,875	—	13,750	—
Net (loss) gain on sales of investments	(144,998)	45,334	(179,944)	57,600
Unrealized gain (loss) on equity securities	318,616	139,393	1,205,213	(34,350)
	970,983	862,523	2,485,953	1,334,345
Less investment expenses	31,118	34,482	66,181	60,062
Net investment income	$939,865	$828,041	$2,419,772	$1,274,283

The fair value and unrealized losses of our securities that were temporarily impaired as of June 30, 2019 and December 31, 2018 are as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019:
U.S. government	$219,094	$2,033	$7,436,764	$65,911	$7,655,858	$67,944
Subdivisions of states, territories, and possessions	254,643	29	462,923	13,923	717,566	13,952
Industrial and miscellaneous	2,409,315	4,800	8,008,824	51,286	10,418,139	56,086
Total fixed maturities	2,883,052	6,862	15,908,511	131,120	18,791,563	137,982
Common stocks	932,012	73,418	917,372	309,905	1,849,384	383,323
Total temporarily impaired securities	$3,815,064	$80,280	$16,825,883	$441,025	$20,640,947	$521,305

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
U.S. government	$1,757,021	$5,521	$8,858,782	$203,178	$10,615,803	$208,699
States, territories, and possessions	410,416	897	—	—	410,416	897
Subdivisions of states, territories, and possessions	3,138,650	11,729	1,993,170	32,862	5,131,820	44,591
Industrial and miscellaneous	28,187,416	563,317	25,787,215	961,327	53,974,631	1,524,644
Total fixed maturities	33,493,503	581,464	36,639,167	1,197,367	70,132,670	1,778,831
Common stocks	2,914,528	471,382	631,297	354,860	3,545,825	826,242
Total temporarily impaired securities	$36,408,031	$1,052,846	$37,270,464	$1,552,227	$73,678,495	$2,605,073

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

For the three months and six months ended June 30, 2019 and 2018, we determined that none of our securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at June 30, 2019:

.	Total	Level 1	Level 2	Level 3
U.S. government	$12,202,633	$—	$12,202,633	$—
States, territories, and possessions	1,151,414	—	1,151,414	—
Subdivisions of states, territories and possessions	13,226,647	—	13,226,647	—
Industrial and miscellaneous	61,314,687	—	61,314,687	—
Total bonds	87,895,381	—	87,895,381	—
Common stocks	7,269,058	7,269,058	—	—
	$95,164,439	$7,269,058	$87,895,381	$—

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

At June 30, 2019 and December 31, 2018, we had ownership interests in limited partnerships. Our partnership interests are measured at fair value using the partnerships’ net asset values as a practical expedient. At June 30, 2019, the fair value and cost basis of these investments were $4,244,663 and $3,550,000, respectively. At December 31, 2018, the fair value and cost basis of these investments were $4,051,399 and $3,547,687, respectively.

6.	Deferred Acquisition Costs

The following table summarizes the components of deferred acquisition costs for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$4,690,104	$4,826,311	$3,985,193	$4,078,322
Amount capitalized during the period	933,145	2,894,400	3,760,410	5,969,718
Amount amortized during the period	1,964,792	3,821,964	4,087,146	6,149,293
Balance, end of period	$3,658,457	$3,898,747	$3,658,457	$3,898,747

7.	Reinsurance

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

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of June 30, 2019, our participation was not material.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the three months and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Premiums written:
Direct	$3,783,325	$3,411,489	$11,980,842	$11,959,869
Ceded	648,254	273,366	2,600,731	2,167,424
Premiums written, net of reinsurance	$3,135,071	$3,138,123	$9,380,111	$9,792,445
Premiums earned:
Direct	$6,075,535	$5,968,691	$12,428,915	$12,735,067
Ceded	747,541	730,412	1,609,714	1,543,410
Premiums earned, net of reinsurance	$5,327,994	$5,238,279	$10,819,201	$11,191,657
Losses and loss adjustment expenses incurred:
Direct	$6,365,077	$5,854,917	$10,276,266	$9,804,686
Ceded	2,097,637	1,216,534	2,687,150	1,816,602
Losses and loss adjustment expenses incurred, net of reinsurance	$4,267,440	$4,638,383	$7,589,116	$7,988,084

8.	Losses and Loss Adjustment Expenses

The following tables provide a reconciliation of our beginning and ending unpaid losses and loss adjustment expense reserve balances for the six months ended June 30, 2019 and 2018.

	2019	2018
Balance at January 1	$68,392,333	$68,374,554
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,956,043	8,585,851
Add: Reinsurance recoverable on claims paid	5,791	1,196,573
Net liability at January 1	60,442,081	60,985,276
Losses and loss adjustment expenses incurred, net:
Current period	7,405,688	6,252,532
Prior periods	183,428	1,735,552
Total incurred losses and loss adjustment expenses	7,589,116	7,988,084
Less losses and loss adjustment expenses paid, net:
Current period	203,366	133,579
Prior periods	9,246,084	7,849,105
Total losses and loss adjustment expenses paid	9,449,450	7,982,684
Net liability for losses and loss adjustment expenses, at end of period	58,581,747	60,990,676
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	9,640,117	7,974,890
Less: Reinsurance recoverable on claims paid	730,104	(450,355)
Liability for losses and loss adjustment expenses, June 30	$67,491,760	$69,415,921

The liability for losses and loss adjustment expenses at June 30, 2019 and 2018 were $67,491,760 and $69,415,921, respectively. For the six months ended June 30, 2019 and 2018, $9,246,084 and $7,849,105, respectively, has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. During the six months ended June 30, 2018, we experienced an unfavorable development of $1,735,552 primarily related to significant reserve strengthening in the 2014 and 2015 years for both claims-made and occurrence policies.  These increases are due to greater amount of incurred expenses than was originally estimated.  During the six months ended June 30, 2019, we experienced an unfavorable development of $183,428 in reserve strengthening from prior years while leaving most of the incurred related to the 2019 year based upon year to date actuarial estimates.

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and loss adjustment expenses. There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and loss adjustment expenses for the six months ended June 30, 2019 and 2018.

9.	Note Payable

On December 12, 2014, PPIX entered into a loan agreement with a financial institution with proceeds totaling $300,000 to finance the development of a new policy system.  The loan is secured by the equipment purchased with the proceeds received.  The loan is being repaid on a monthly basis from January 2016 through December 2020 with interest calculated on the unpaid principal balance at a rate of 4%.   At June 30, 2019 and December 31, 2018, the balance of the note was $96,390 and $127,327, respectively.  At June 30, 2019 and December 31, 2018, PPIX was in compliance with all loan covenants.

Future maturities of the note for the succeeding years are as follows at June 30, 2019:

Year ending June 30,
2020	$63,650
2021	32,740
$96,390

10.	Income Taxes

At June 30, 2019 and December 31, 2018, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions.  No interest and penalties were recognized during the periods ended June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, we have unused net operating loss carryforwards (“NOL”) of $5,869,644 and $3,865,253, respectively, which will begin to expire in tax years 2038 and 2039.  At June 30, 2019 and December 31, 2018, we have capital loss carryforwards of $344,510  and $164,566, respectively.  Of the NOLs as of June 30, 2019, $5,310,679 are subject to limitations under Section 382 of the Internal Revenue Code.  These NOLs are limited in the amount that can be utilized in any one year and may expire before they are realized.  At this time, we do not expect that any of the remaining NOL carryforwards will expire before utilized.  At June 30, 2019 and December 31, 2018, the Company had no other income tax related carryovers for net operating losses, alternative tax credits, or capital losses.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.  At June 30, 2019 and December 31, 2018, management determined that it is more likely than not that all of the deferred tax assets will be realized by the Company in future years.    Accordingly, the Company did not record a valuation allowance against its deferred tax assets at June 30, 2019 and December 31, 2018.

11.	Related Party Transactions

Positive Insurance Company is managed by Diversus Management.  Prior to March 27, 2019, Diversus Management, through former attorneys-in-fact of PPIX, PCA, and PIPE, earned management fees at 25% of gross written premiums of the exchanges.  Simultaneously with the acquisition of PPIX, PCA, and PIPE and the initial public offering on March 27, 2019, Positive Insurance Company and Diversus Management entered into a new management agreement effective as of March 27, 2019 whereby Diversus Management provides administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premium, less return premium. For the three months ended June 30, 2019, Diversus Management earned management fees at 12% of gross written premiums of Positive Insurance Company.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.  Management fees incurred by us for the three months ended June 30, 2019 and 2018 were $530,180 and $852,872, respectively, which is recorded in other underwriting expenses in the consolidated statements of operations.  Management fees incurred by us for the six months ended June 30, 2019 and 2018 were $2,579,559 and $2,989,967, respectively, which is recorded in other underwriting expenses in the consolidated statements of operations.

In connection with the execution of the new management agreement with Diversus Management, the Company incurred costs of $10,000,000 to execute the agreement; such costs are presented as “prepaid management fees” in the accompany consolidated balance sheet at June 30, 2019 is being amortized on a straight-line basis over a period of seven years.  For the three months and six months ended June 30, 2019, amortization expense was $357,143.

We have contracts with Gateway Risk Services, LLC and Andrews Outsource Solutions LLC, both of which are wholly owned subsidiaries of Diversus, under which those companies provide claims processing and risk management services to us. We incurred fees under these contracts of $408,875 and $405,775 for the three months ended June 30, 2019 and 2018, respectively.  We incurred fees under these contracts of $808,250 and $811,750 for the six months ended June 30, 2019 and 2018, respectively.  Additionally, the former attorney-in-fact of PCA earned commissions related to our gross written premium and other accounts.  These commissions were paid to Specialty Insurance Agency, LLC, a wholly owned subsidiary of Diversus, beginning March 27, 2019. There was earned commission income of $0 and $19,530 for the three months ended June 30, 2019 and 2018, respectively, which is recorded in other underwriting expenses in the consolidated statements of operations.  There was earned commission income of $77,850 and $116,470 for the six months ended June 30, 2019 and 2018, respectively, which is recorded in other underwriting expenses in the consolidated statements of operations.

The Company and Diversus entered into a loan agreement dated as of March 29, 2019 to provide a $6,000,000 credit facility to Diversus for working capital purposes. Diversus may borrow in one or more advances up to $5,500,000 under a term loan and up to $500,000 under a revolving loan. Outstanding borrowings under the credit facility will bear interest at 8%, will be unsecured, and will be subordinate to the existing senior debt and other commercial loan obligations of Diversus. The loan is to be convertible into common stock shares of Diversus at a price of $1 per share at the option of the Company. At June 30, 2019, there was no outstanding balance of the credit facility.

12.	Common Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock. At December 31, 2018, there were no shares of common stock issued and outstanding.  In connection with the completion of the initial public offering on March 27, 2019, 3,615,500 shares of the Company’s common stock were issued.  There are no stock-based forms of compensation authorized to be issued by the Company at June 30, 2019.

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

The order of the Pennsylvania Insurance Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by the Company to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, the two principal stockholders of the Company, without the prior approval of the Pennsylvania Insurance Department, for a period of three years following the effective date of the conversions.  Additionally, by the order of the Pennsylvania Insurance Department, Positive Insurance Company cannot pay a dividend to the Company for a period of three years following the effective date of the conversions without the approval of the Pennsylvania Insurance Department.

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

As discussed in Note 1, the conversions of PPIX, PCA, and PIPE to stock insurance companies and the simultaneous acquisition of these companies resulted in the issuance of the Company’s common stock as of March 27, 2019.  The weighted average number of common shares outstanding was 3,615,500 for the three months and six months ended June 30, 2019.  For the period prior to the date of the conversions, we assumed that the net common shares issued in the initial public offering were outstanding since January 1, 2019.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per common share:
Numerator:
Net loss	$(560,947)	$—	$(469,158)	$—
Denominator:
Weighted average shares outstanding	3,615,500	—	3,615,500	—
Basic earnings per common share	$(0.16)	$—	$(0.13)	$—

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

Overview of PCA

Professional Casualty Association was an unincorporated, reciprocal insurance association organized on April 16, 2003 and formed for the purpose of insuring its subscribers against loss due to the imposition of legal liability. PCA provided medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers (policyholders). PCA was managed by Professional Third Party, LP (“PTP”) a wholly owned subsidiary of Diversus, pursuant to the terms of an Attorney-in-Fact Agreement between PCA and PTP.

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

Overview of PIPE

PIPE was an unincorporated exchange organized on March 14, 2005 and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange. PIPE provided medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers (policyholders).

PIPE marketed its medical professional liability insurance policies through independent producers to doctors and allied healthcare professionals who practice primarily in Pennsylvania.

PIPE Management was a Pennsylvania corporation formed to operate as the attorney-in-fact for PIPE pursuant to the terms of an attorney-in-fact agreement between PIPE Management and PIPE. Pursuant to the terms of the agreement, PIPE Management provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PIPE and paid certain expenses on behalf of PIPE for 25% of gross written premium. PIPE Management, as the attorney-in-fact of PIPE, had the power to direct the activities of PIPE that most significantly impact PIPE’s economic performance. Diversus acquired 100% of the ownership interests of PIPE Management on November 23, 2015. SIS, PTP, and PIPE Management merged with and into Diversus Management in connection with the conversions on March 27, 2019.

Marketplace Conditions and Trends

The MPLI industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing. From approximately 2001 until approximately 2007, the Pennsylvania MPLI market experienced a hard market cycle. This resulted in the creation of several alternative MPLI providers, such as PPIX, PCA, and PIPE. The MPLI market began to experience a soft cycle around the second quarter of 2008 due primarily to the large rate increases taken over the previous six years. That soft cycle has continued and has been contributed to by the restructuring of the healthcare industry, partially as a result of the Affordable Care Act. This has resulted in significant price competition as the number of medical professionals practicing independent of hospitals or large professional groups began to decline. According to a study prepared by the National Association of Insurance Commissioners (“NAIC”), MPLI direct premiums written have declined by 24.0% on a national basis from 2006 to 2018 and have declined by 14.6% in Pennsylvania and 33.0% in New Jersey during this same time period. This has resulted in lower direct premiums written and lower operating profits for many MPLI carriers.

Principal Revenue and Expense Items

Positive Insurance Company derives its revenue primarily from premiums earned, net investment income, and net realized gains (losses) from investments.

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

We measure growth by monitoring changes in gross premiums written and net premiums written, and measure underwriting profitability by examining losses and loss adjustment expense, underwriting expense and combined ratios. We also measure profitability by examining underwriting income (loss), net income (loss), and return on equity.

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

Critical Accounting Policies

General

The preparation of consolidated financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we  believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

Losses and Loss Adjustment Expenses

We maintain reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses). The loss reserves consist of case reserves, which are reserves for claims that have been reported to us, and reserves for claims that have been incurred but have not yet been reported (“IBNR”) and for the future development of case reserves.

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

We utilize an independent actuary to assist with the estimation of our losses and loss adjustment expense reserves in the third and fourth quarter of each calendar year. This independent actuary prepares estimates of the ultimate liability for unpaid losses and loss adjustment expenses based on established actuarial methods described below. Positive Insurance Company reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. Positive Insurance Company may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the consolidated financial statements.

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

•

Incurred Loss Development Method - The Incurred Loss Development Method utilizes historical incurred loss (the sum of cumulative historical loss payments plus outstanding case reserves) patterns to estimate future losses. This method is often preferred over the paid method as it includes the additional information provided by the aggregation of individual case reserves. The resulting loss development factors (“LDF”) tend to be lower and more stable than those of the paid development method. However, the incurred development method may be affected by changes in case reserving practices and any unusually large individual claims. The actuaries produce and review several indications of ultimate loss using this method based on various LDF selections.

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

The following table provides case and IBNR reserves of Positive Insurance Company’s losses and loss adjustment expenses as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 (unaudited)

(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$31,290	$27,292	$58,582
Other	—	—	—
Total net reserves	31,290	27,292	58,582
Reinsurance recoverables	2,281	6,629	8,910
Gross reserves	$33,571	$33,921	$67,492

As of December 31, 2018 (combined unaudited)

(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,741	$29,701	$60,442
Other	—	—	—
Total net reserves	30,741	29,701	60,442
Reinsurance recoverables	1,614	6,336	7,950
Gross reserves	$32,355	$36,037	$68,392

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

Investments

The fixed maturity investments are classified as available-for-sale and equity securities of Positive Insurance Company are carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Limited partnership investments are measured at fair value using net asset values of the partnerships as a practical expedient. Changes in unrealized investment gains or losses on fixed maturity available-for-sale investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Beginning on January 1, 2018, changes in unrealized investment gains or losses on equity investments are reflected in net investment income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

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

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our  or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

For the three months and six months ended June 30, 2019 and 2018, we determined that none of our securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

Our management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Our management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the three months and six months ended June 30, 2019 and 2018; accordingly, no adjustments were made to the estimates provided by the pricing service for the three months and six months ended June 30, 2019 and 2018. The classification within the fair value hierarchy of ASC 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

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

Deferred Tax Assets

We had gross deferred tax assets of $2.9 million and $2.8 million at June 30, 2019 and December 31, 2018, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which we believed it is more likely than not that it will not be realized. We believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance had been established at June 30, 2019 and December 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Most of the provisions of this bill affect corporate taxes paid in 2018 and beyond, including reducing the top corporate tax rate from 34% to 21%. Under GAAP, however, deferred income taxes are estimated based upon enacted tax rates as of the date of the financial statements.  Accordingly, we measured our deferred income taxes at June 30, 2019 and December 31, 2018 using a tax rate of 21%.

At June 30, 2019 and December 31, 2018, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through 2017 are open for examination for PPIX, PCA, and PIPE.

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

The major components of consolidated operating revenues and net loss for the three months and six months ended June 30, 2019 and major components of combined operating revenues and net loss for the three months and six months ended June 30, 2018 are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$5,328	$5,238	$10,819	$11,192
Investment income, net of investment expenses	1,085	783	2,600	1,217
Realized investment (losses) gains, net	(145)	45	(180)	58
Total revenues	6,268	6,066	13,239	12,466
Expenses:
Losses and loss adjustment expenses	4,267	4,638	7,589	7,988
Underwriting expenses	2,785	2,910	6,285	5,957
Underwriting loss	(785)	(1,482)	(636)	(1,480)
Interest expense	(0)	(2)	(2)	(3)
Loss before income taxes	(785)	(1,484)	(637)	(1,483)
Income tax benefit	(224)	(288)	(168)	(337)
Net loss	$(561)	$(1,195)	$(469)	$(1,146)

Premiums Written and Premiums Earned

Direct written premium for the three months ended June 30, 2019 was $3.8 million as compared to $3.4 million for the three months ended June 30, 2018, or a 10.9% increase. Ceded written premium for the three months ended June 30, 2019 was $0.6 million as compared to $0.3 million for the three months ended June 30, 2018, or a 137.1% increase.  Direct premium earned for the three months ended June 30, 2019 was $6.1 million as compared to $6.0 million for the three months ended June 30, 2018, or a 1.8% increase. Ceded premium earned for the three months ended June 30, 2019 was $0.7 million as compared to $0.7 million for the three months ended June 30, 2018.  Net earned premiums for the three months ended June 30, 2019 was $5.3 million as compared to $5.2 million for the three months ended June 30, 2018, or an 1.7% increase.

Direct written premium for the six months ended June 30, 2019 was $12.0 million as compared to $12.0 million for the six months ended June 30, 2018. Ceded written premium for the six months ended June 30, 2019 was $2.6 million as compared to $2.2 million for the six months ended June 30, 2018, or a 20.0% increase.  Direct premium earned for the six months ended June 30, 2019 was $12.4 million as compared to $12.7 million for the six months ended June 30, 2018, or a 2.4% decrease. Ceded premium earned for the six months ended June 30, 2019 was $1.6 million as compared to 1.5 million for the six months ended June 30, 2018, or an increase of 4.3%.  Net earned premiums for the six months ended June 30, 2019 was $10.8 million as compared to $11.2 million for the six months ended June 30, 2018, or a 3.3% decrease.

Net Investment Income

The following table sets forth our average cash and invested assets and investment income for the reported periods (dollars in thousands) (unaudited):

	Six Months Ended June 30,
	2019	2018
Average cash and invested assets	$112,326	$109,636
Net investment income, net of investment expenses	2,600	1,217
Return on average cash and invested assets	2.31%	1.11%

Investment Income, Net of Investment Expenses

Investment income, net of investment expenses, for the three months ended June 30, 2019 was $1.1 million as compared to $0.8 million for the three months ended June 30, 2018. The average monthly net investment income increased from $261,000 during the three months ended June 30, 2018 to $362,000 during the three months ended June 30, 2019.  Net investment income for the three months ended June 30, 2019 and 2018 includes unrealized gain on equity investments of $0.3 million and $0.1 million, respectively. Excluding the effects of unrealized gain on equity investments, the average monthly net investment income would have been $255,000 and $214,000 for the three months ended June 30, 2019 and 2018, respectively.

Investment income, net of investment expenses, for the six months ended June 30, 2019 was $2.6 million as compared to $1.2 million for the six months ended June 30, 2018. The average monthly net investment income increased from $203,000 during the six months ended June 30, 2018 to $433,000 during the six months ended June 30, 2019.  Net investment income for the six months ended June 30, 2019 and 2018 includes unrealized gain (loss) on equity investments of $1.2 million and $(34,000), respectively. Excluding the effects of unrealized gain (loss) on equity investments, the average monthly net investment income would have been $232,000 and $208,000 and the return on average cash and invested assets would have been 1.24% and 1.14% for the six months ended June 30, 2019 and 2018, respectively.

Realized Investment Gains (Losses), Net

We had net realized investment gains (losses) of $(144,998) and $45,334 for the three months ended June 30, 2019 and 2018, respectively, and realized investment gains (losses) of $(179,944) and $57,600 for the six months ended June 30, 2019 and 2018, respectively.

Our fixed maturity investments and equity investments are available-for-sale because we may, from time to time, make sales of securities that are not impaired, consistent with our  investment goals and policies. At June 30, 2019, we had gross unrealized losses on fixed maturity securities of $137,982 as compared to gross unrealized losses on fixed maturity securities of $1,778,831 at December 31, 2018.  Most of these unrealized losses were attributable to fluctuations in interest rates. We evaluated each security and took into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. We believe that the foregoing declines in fair value in our existing portfolio are most likely attributable to fluctuations in interest rates, and there is no evidence the entire amortized cost basis will not be recovered.

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

Underwriting income (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our consolidated statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Losses and Loss Adjustment Expenses

Our losses and loss adjustment expenses ratio was 80.1% for the three months ended June 30, 2019 as compared to 88.5% for the three months ended June 30, 2018.  Our losses and loss adjustment expenses ratio was 70.1% for the six months ended June 30, 2019 as compared to 71.4% for the six months ended June 30, 2018.  During the six months ended June 30, 2019 and 2018, we experienced unfavorable developments of $183,428 and $1,735,552, respectively.

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

Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $2.8 million for the three months ended June 30, 2019 as compared to $2.9 million for the three months ended June 30, 2018. Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, were $6.3 million for the six months ended June 30, 2019 as compared to $5.9 million for the six months ended June 30, 2018.    Positive Insurance Company had $371,000 and $220,000 in initial public offering and conversion costs that were expensed in six months ended June 30, 2019 and 2018, respectively, and are included in other underwriting expenses. Administrative costs are directly tied to the amount of premiums written by Positive Insurance Company  in a given period, because the fees payable were equal to a percentage  of the premiums written.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2019, the Company had pre-tax loss of $(785,054) as compared to a pre-tax loss of $(1,483,590) for the three months ended June 30, 2018.  For the six months ended June 30, 2019, the Company had pre-tax loss of $(637,359) as compared to a pre-tax loss of $(1,483,027) for the six months ended June 30, 2018.

Income Tax Expense (Benefit)

The provision for income taxes for the three months ended June 30, 2019 and 2018 resulted in an income tax benefit of $(224,107) and $(288,124), respectively.    The provision for income taxes for the six months ended June 30, 2019 and 2018 resulted in an income tax benefit of $(168,201) and $(337,382), respectively.  The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 21%.

Net Income (Loss)

For the three months ended June 30, 2019, the Company had a net loss of $(560,947) as compared to net loss of $(1,195,466) for the three months ended June 30, 2018.  For the six months ended June 30, 2019, the Company had a net loss of $(469,158) as compared to net loss of $(1,145,645) for the six months ended June 30, 2018.

Mandatory Assumed Reinsurance:

We are required to participate in Pennsylvania Property and Casualty Insurance Guaranty Fund (PIGA), which was formed to pay claims on policies issued by insolvent Pennsylvania domiciled property and casualty insurers. Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania. Positive Insurance Company incurred assessment fee expense (refund) of $(5,111) and $8,703 for the three months ended June 30, 2019 and 2018, respectively, and $14,328 and $19,117 for the six months ended June 30, 2019 and 2018, respectively.

Financial Position

At June 30, 2019, the Company had total assets of $156.5 million as compared to $124.0 million at December 31, 2018. The increase in total assets of $32.5 million is primarily attributable to increases in cash and invested assets, reinsurance receivables, unearned ceded premiums, and prepaid management fee of $23.0 million, $1.7 million, $0.9 million, and $9.6 million, respectively, which were offset by decreases in premiums receivable, deferred acquisition costs, and deferred income taxes of $(2.1) million and $(0.3) million, and $(0.4) million, respectively.

At June 30, 2019, the Company had total liabilities of $84.1 million as compared to $87.0 million at December 31, 2018. The decrease in total liabilities of $2.9 million is primarily attributable to decreases, in liability for losses and loss adjustment expenses, unearned premiums, and accounts payable and accrued expenses of $(0.9) million, $(0.4) million, and $(1.6) million, respectively.

At June 30, 2019, the Company had total equity of $72.4 million as compared to $37.0 million at December 31, 2018. The change in equity during the three months ended June 30, 2019 is attributable to comprehensive income of $0.5 million as compared to comprehensive loss of $(1.4) million for the three months ended June 30, 2018.  The change in equity during the six months ended June 30, 2019 is attributable to comprehensive income of $1.8 million and initial public offering net proceeds of $33.6 million. The change in equity during the six months ended June 30, 2018 is attributable to comprehensive loss of $(2.6) million.

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

Cash flows from continuing operations for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Cash flows used in operating activities	$(14,367,325)	$(838,100)
Cash flows provided by investing activities	1,286,084	1,206,448
Cash flows provided by (used in) financing activities	33,543,464	(29,675)
Net increase in cash and cash equivalents	$20,462,223	$338,673

For the six months ended June 30, 2019, cash flows from operations were $(14.4) million as compared to $(0.8) million for the six months ended June 30, 2018. The greater decrease in cash flows used in operating activities for the six months ended June 30, 2019 was primarily attributable to the timing of paid losses and the payment of the $10 million prepaid management fee. For the six months ended June 30, 2019, cash flows from investing activities were $1.3 million as compared to $1.2 million for the six months ended June 30, 2018. The greater increase in cash flows from investing activities for the six months ended June 30, 2019 is primarily attributable to the time necessary to reinvest maturing securities. For the six months ended June 30, 2019, cash flows from financing activities were $33.5 million as compared to $(30,000) for the six months ended June 30, 2018.  The increase in cash flows for the six months ended June 30, 2019 is due to initial public offering stock issuance of $33.6 million and payments of long-term debt of $(31,000).

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

The order of the Pennsylvania Insurance Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by the Company to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, the two principal stockholders of the Company, without the prior approval of the Pennsylvania Insurance Department, for a period of three years following the effective date of the conversions.  Additionally, by the order of the Pennsylvania Insurance Department, Positive Insurance Company cannot pay a dividend to the Company for a period of three years following the effective date of the conversions without the approval of the Pennsylvania Insurance Department.

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

The average duration of the fixed maturity securities in our investment portfolio at June 30, 2019 was 3.2 years.  Our fixed maturity securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We  carry these investments as available for sale. This allows us to manage our  exposure to risks associated with interest rate fluctuations through active review of our  investment portfolio by our management, our investment adviser and our board of directors.

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

The table below shows the interest rate sensitivity of  our  fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at June 30, 2019 (unaudited):

	Estimated Change	Fair
Hypothetical Change in	in Fair Value	Value
Interest Rates	(Dollars in thousands)
200 basis point increase	$(6,278)	$81,617
100 basis point increase	(3,137)	84,759
No change		87,895
100 basis point decrease	3,120	91,016
200 basis point decrease	6,262	94,157

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective and timely at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Positive Physicians Holdings, Inc.

Date: August 14, 2019	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Daniel A. Payne
Daniel A. Payne
Chief Financial Officer