Form 10-Q
period 2019-09-30
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2019-11-14
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 3,615,500 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Positive Physicians Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Unaudited Combined)
Assets
Available-for-sale bond securities, at fair value	$93,238,702	$85,206,669
Equity securities, at fair value	7,351,646	7,267,094
Other investments, at net asset value	3,320,010	4,051,399
Short-term investments, at fair value	1,717,887	373,949
Total investments	105,628,245	96,899,111
Cash and cash equivalents	18,686,959	3,903,620
Accrued investment income	650,568	627,213
Premiums receivable	4,738,471	6,623,172
Reinsurance recoverable	8,930,866	7,956,043
Income taxes recoverable	1,298,124	1,297,757
Unearned ceded premiums	1,326,987	573,379
Deferred acquisition costs	2,744,340	3,985,193
Deferred income taxes	1,052,288	1,676,091
Prepaid management fee	9,285,714	—
Other assets	238,092	486,615
Total assets	$154,580,654	$124,028,194
Liabilities and Stockholders' Equity
Liabilities
Losses and loss adjustment expenses	$65,953,934	$68,392,333
Unearned premiums	12,092,422	13,202,626
Reinsurance payable	1,865,933	1,203,027
Accounts payable, accrued expenses, and other liabilities	1,600,566	3,805,354
Note payable	80,703	127,327
Due to affiliates	141,733	309,310
Total liabilities	81,735,291	87,039,977
Stockholders' Equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	36,155	—
Additional paid-in capital	49,421,081	15,882,835
Retained earnings	21,861,202	22,335,398
Accumulated other comprehensive income (loss)	1,526,925	(1,230,016)
Total stockholders' equity	72,845,363	36,988,217
Total liabilities and stockholders' equity	$154,580,654	$124,028,194

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited Combined)	(Unaudited)	(Unaudited Combined)
Revenues
Net premiums earned	$6,989,910	$5,293,656	$17,809,111	$16,485,313
Net investment income	770,007	663,577	2,164,510	1,914,610
Realized investment (losses) gains, net	(115,893)	225,493	909,376	248,743
Total revenues	7,644,024	6,182,726	20,882,997	18,648,666
Expenses
Losses and loss adjustment expenses, net	4,121,056	3,764,202	11,710,172	11,752,286
Other underwriting expenses	3,466,905	3,012,002	9,752,342	8,969,413
Interest expense	912	1,556	2,691	5,028
Total expenses	7,588,873	6,777,760	21,465,205	20,726,727
Income (loss) before provision for income taxes	55,151	(595,034)	(582,208)	(2,078,061)
Provision for income taxes	60,189	(121,634)	(108,012)	(459,016)
Net loss	$(5,038)	$(473,400)	$(474,196)	$(1,619,045)
Loss per common share
Common stock - basic	$(0.00)	$—	$(0.13)	$—
Common stock - diluted	$(0.00)	$—	$(0.13)	$—
Common stock - basic and diluted	$(0.00)	$—	$(0.13)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited Combined)	(Unaudited)	(Unaudited Combined)
Net loss	$(5,038)	$(473,400)	$(474,196)	$(1,619,045)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale bond securities:
Unrealized holding gain (loss) during the period, net of income tax (expense) benefit of $(111,475) and $33,962 for three months ended September 30, 2019 and 2018 and $(732,859) and $418,862 for nine months ended September 30, 2019 and 2018, respectively	429,346	(111,068)	2,738,677	(1,563,056)
Reclassification adjustments for (gains) losses included in net loss, net of income tax (expense) benefit of $(2,653) and $(4,437) for three months ended September 30, 2019 and 2018 and $4,856 and $(3,516) for nine months ended September 30, 2019 and 2018, respectively	(9,984)	(16,691)	18,264	(13,226)
Other comprehensive income (loss)	419,362	(127,759)	2,756,941	(1,576,282)
Comprehensive income (loss)	$414,324	$(601,159)	$2,282,745	$(3,195,327)

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Three Months Ended September 30, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, July 1, 2019	$36,155	$49,421,081	$21,866,240	$1,107,563	$72,431,039
Net loss	—	—	(5,038)	—	(5,038)
Other comprehensive income	—	—	—	419,362	419,362
Balance, September 30, 2019	$36,155	$49,421,081	$21,861,202	$1,526,925	$72,845,363

	Nine Months Ended September 30, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2019	$—	$15,882,835	$22,335,398	$(1,230,016)	$36,988,217
Issuance of common stock	36,155	33,538,246	—	—	33,574,401
Net loss	—	—	(474,196)	—	(474,196)
Other comprehensive income	—	—	—	2,756,941	2,756,941
Balance, September 30, 2019	$36,155	$49,421,081	$21,861,202	$1,526,925	$72,845,363

	Three Months Ended September 30, 2018 (Unaudited Combined)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, July 1, 2018	$—	$15,882,835	$26,561,269	$(1,387,779)	$41,056,325
Net loss	—	—	(473,400)	—	(473,400)
Other comprehensive loss	—	—	—	(127,759)	(127,759)
Balance, September 30, 2018	$-	$15,882,835	$26,087,869	$(1,515,538)	$40,455,166

	Nine Months Ended September 30, 2018 (Unaudited Combined)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2018	$—	$15,882,835	$26,319,019	$1,448,639	$43,650,493
Net loss	—	—	(1,619,045)	—	(1,619,045)
Other comprehensive loss	—	—	—	(1,576,282)	(1,576,282)
Reclassification of unrealized gain of equity securities	—	—	1,387,895	(1,387,895)	—
Balance, September 30, 2018	$—	$15,882,835	$26,087,869	$(1,515,538)	$40,455,166

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Cash flows from operating activities:
Net loss	$(474,196)	$(1,619,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(109,058)	75,369
Net realized loss (gain) on sales of investments	180,680	(97,827)
Unrealized gain on equity securities and other investments	(1,090,056)	(150,916)
Amortization of bond premiums	177,776	188,442
Depreciation and amortization expense	753,987	80,878
Changes in operating assets and liabilities:
Accrued investment income	(23,355)	(57,716)
Premiums receivable	1,884,701	2,360,638
Reinsurance recoverable	(974,823)	224,837
Income taxes recoverable	(367)	(211,830)
Unearned ceded premiums	(753,608)	(74,253)
Deferred acquisition costs	1,240,853	454,281
Prepaid management fee	(10,000,000)	—
Other assets	208,822	(125,416)
Losses and loss adjustment expenses	(2,438,399)	(736,142)
Unearned premiums	(1,110,204)	(1,353,908)
Reinsurance payable	662,906	(232,065)
Accounts payable, accrued expenses, and other liabilities	(2,204,788)	(2,625,657)
Due to affiliates	(167,577)	(595,986)
Net cash flows used in operating activities	(14,236,706)	(4,496,316)
Cash flows from investing activities:
Proceeds from sales of bond securities	9,178,609	16,343,298
Proceeds from sales of equity securities and other investments	2,175,620	488,072
Purchases of bond securities	(13,919,951)	(14,307,320)
Purchases of equity securities	(599,091)	(1,209,922)
Net purchases of short-term investments	(1,342,919)	(299,568)
Net cash flows (used in) provided by investing activities	(4,507,732)	1,014,560
Cash flows from financing activities
Proceeds from issuance of common stock	33,574,401	—
Payments of notes payable	(46,624)	(44,247)
Net cash flows provided by (used in) financing activities	33,527,777	(44,247)
Net change in cash and cash equivalents	14,783,339	(3,526,003)
Cash and cash equivalents, at beginning of period	3,903,620	8,196,226
Cash and cash equivalents, at end of period	$18,686,959	$4,670,223
Cash paid during the period for interest	$3,173	$5,550

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

The accompanying unaudited consolidated financial statements include the accounts of Positive Physicians Holdings, Inc. and its wholly owned subsidiary (collectively referred to as the “Company”).  Positive Physicians Holdings, Inc. is a newly formed Pennsylvania domiciled holding company, which was incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians’ Insurance Program Exchange (“PIPE”). In connection with the completion of the Company’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies and were merged together to form Positive Physicians Insurance Company (“Positive Insurance Company”), a wholly-owned subsidiary of the Company. The Company’s initial public offering and its acquisition of Positive Insurance Company were completed on March 27, 2019. Prior to that time, the Company had minimal assets and liabilities and had not engaged in any operations. References to the Company or Positive Insurance Company financial information in this Quarterly Report prior to the conversion and merger date is to the financial information of PPIX, PCA, and PIPE on a combined basis. When used in this Quarterly Report, “we” and “our” mean PPIX, PCA, and PIPE prior to March 27, 2019, and Positive Insurance Company thereafter.

Positive Insurance Company

Positive Insurance Company writes medical malpractice insurance for healthcare providers practicing in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan.  Diversus Management, Inc. (“Diversus Management”) manages and administers essentially all of the operations of Positive Insurance Company under the terms of a management agreement.  Diversus Management is a wholly owned subsidiary of Diversus, Inc. (“Diversus”).  Pursuant to the terms of the agreement, effective March 27, 2019, Diversus Management provides such administrative services to Positive Insurance Company in exchange for fees based upon a percentage of Positive Insurance Company’s gross written premiums, less return premiums.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.  Positive Insurance Company remains responsible for all underwriting decisions and the payment of all claims and claims related expenses incurred under policies issued by Positive Insurance Company and for all sales commissions paid to producers.

Products and Services

Positive Insurance Company underwrites medical professional liability coverage for physicians, their corporations, medical groups, clinics and allied healthcare providers.  Medical professional liability insurance (“MPLI”) protects physicians and other health care providers against liabilities arising from the rendering of, or failure to render, professional medical services.  We offer claims-made coverage, claims-made plus, and occurrence-based policies as well as tail coverage in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan.  Our policies include coverage for the cost of defending claims.  Claims-made policies provide coverage to the policyholder for claims reported during the period of coverage.  We offer extended reporting endorsements, or tails, to cover claims reported after the policy expires.  Occurrence-based policies provide coverage to the policyholders for all losses incurred during the policy coverage year regardless of when the claims are reported.  Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups.

The Company accounts for its medical professional liability insurance business as a single reporting segment line of business.

Option Agreement

Upon completion of the conversions of PPIX, PCA, and PIPE and the securities offering on March 27, 2019, the Company and Diversus entered into an option agreement whereby either party has the option to cause Diversus, subject to shareholder approval, to merge with and become a wholly owned subsidiary of the Company.  Under the terms of the agreement, the option may be exercised by either the Company or Diversus at any time (1) during the period beginning 2 years after completion of the conversions of the exchanges and ending 54 months after the completion of the conversions, or (2) if earlier than 2 years after the completion of the conversions, then such date that the majority stockholder of the Company no longer has the right to appoint a majority of the board of directors of the Company.  In connection with any merger, the common stock shareholders of Diversus will receive either cash, common stock shares of the Company, or some combination thereof for their shares of Diversus’ common stock.  With respect to the preferred stock shares of Diversus, they will either be paid out in cash or converted into common stock shares of Diversus as if such preferred stock shares were converted into Diversus’ common stock shares immediately prior to the effective date of the merger.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Our consolidated financial statements include our accounts and those of our wholly owned subsidiary.  We have eliminated all inter-company accounts and transactions in consolidation.

The Company was formed on May 1, 2018 and the financial statements of the Company for the period from May 1, 2018 through December 31, 2018 have been audited.  The accompanying unaudited financial statements for 2018 have been prepared on a combined basis and reflect our historical financial information and results of operations of PPIX, PCA, and PIPE as if the conversions and merger took place as of January 1, 2018.  Prior to the completion of the initial public offering, the Company, PPIX, PCA, and PIPE were under the common control of Diversus.  Additionally, prior to March 27, 2019, the Company did not engage in substantive pre-combination activities, and accordingly, is not considered the acquirer of the net assets of Positive Insurance Company.  The acquirer of these net assets is the majority stockholder of the Company.  Accordingly, the accompanying unaudited financial statements do not reflect any adjustments to fair value as might have been determined had the Company accounted for the acquisition of Positive Insurance Company’s net assets as a business combination.  The 2018 unaudited financial information is not necessarily indicative of the results of operations that would have been achieved if the conversions and merger had taken place at the beginning of 2018.

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

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).  Investments in equity securities are stated at fair value and unrealized holding gains and losses are credited or charged to net income (loss) as incurred and are included in realized investment (losses) gains, net in the accompanying consolidated statements of operations.

We have ownership interests in limited partnership equity hedge funds, which are reported as other investments in the accompanying consolidated balance sheets.  The partnership interests are measured at fair value using the funds’ net asset values as a practical expedient.  Unrealized holding gains and losses on partnership interests are credited or charged to net income (loss) as incurred and are included in realized investment (losses) gains, net in the accompanying consolidated statements of operations.  There are no unfunded commitments related to these investments.  The funds’ investment strategies are short/long-term equities in financial institutions, long-term equity securities, and fixed maturity and equity securities in global opportunities.

Realized gains and losses on sales of equity and fixed maturity securities as well as other investments are recognized into income based upon the specific identification method.  Interest and dividends are recognized as earned.  Short-term investments are considered to be short-term, highly liquid investments that are less than one year in term to the dates of maturity at the purchase dates, and they present insignificant risk of changes in value due to changing interest rates.

The Company regularly evaluates all of its investments based on current economic conditions, credit loss experience, and other specific developments.  If there is a decline in a security’s net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

A fixed maturity security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis, or 3) we believe we will be unable to recover the entire amortized cost basis of the security (i.e., credit loss has occurred).  Other-than-temporary-impairments (“OTTI”) of fixed maturity securities are separated into credit and noncredit-related amounts when there are credit-related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

Deferred Acquisition Costs

Certain direct acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, then they would be written off.

Prepaid Management Fee

Prepaid management fee comprises costs incurred by the Company to execute a new management agreement with Diversus Management and is amortized on a straight-line basis over the seven-year useful life of the agreement.

Liability for Losses and Loss Adjustment Expenses

Liability for losses and loss adjustment expenses include an amount determined from individual case estimates and loss reports and an amount, based on prior experience, actuarial assumptions and management judgments for losses incurred but not reported. Such liabilities are necessarily based on assumptions and estimates, and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates for establishing the resulting liabilities are continually reviewed.  Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process.  This estimation process is based upon the assumption that past developments are an appropriate indicator of future events and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors.  The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedure, as well as external factors, such as economic trends and changes in the concepts of legal liability and damage awards.  Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.  Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary.  Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

We also offer extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been a mature-claims policyholder with Positive Insurance Company for at least one year.  An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely.  This reserve is actuarially determined and the balance is included in unearned premiums in the consolidated balance sheets.

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

No one insured accounted for over 10% of premiums receivable as of September 30, 2019 and December 31, 2018 or gross written premium for the three and nine months ended September 30, 2019 and 2018.  We have reinsurance contracts with various reinsurers all of whom have A.M. Best ratings of A or better.

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

Premiums associated with tails are generally earned as written, except for the afore-mentioned extended reporting coverage in the event of disability, death or retirement.  Other forms of tails, in which premiums are earned as written, include the following: 1) An insured who terminates a claims-made policy with their prior carrier, and who purchases tail coverage (extended reporting coverage) from their old carrier or obtains retroactive (prior-acts) coverage from a new carrier, or 2) Stand-alone tail coverage in which an insured is offered a tail policy by their prior carrier but seeks a competitive quote from a different carrier.  Both types of tail coverage insure against claims reported after the end of the original policy period for incidents that occurred while that policy was in effect.

Comprehensive Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale fixed maturity securities and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying consolidated balance sheets. Such items, along with net income (loss), are components of comprehensive income (loss), and are reflected in the accompanying consolidated statements of comprehensive income (loss).  Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income (loss) are recorded in realized investment (losses) gains, net in the accompanying consolidated statements of operations.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversal of existing taxable temporary differences, tax planning strategies, projected future taxable income, and recent financial operations.

Prior to March 27, 2019, PPIX, PCA, and PIPE filed separate federal income tax returns.  The Company did not recognize any interest and penalties in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 and the combined statements of operations for the three and nine months ended September 30, 2018.  PPIX, PCA, and PIPE remain subject to examination by the Internal Revenue Service for tax years 2016 through 2018.

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

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01 for the year ended December 31, 2018.

The amendments in this ASU:

•	require, among other things, that equity investments be measured at fair value with changes in fair value recognized in net income,
•	simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment,
•

eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet,

•	require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes,
•

require an entity to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments,

•

require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the consolidated financial statements, and

•	clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification ("ASC") and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss ("CECL") model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life.   The new CECL model is based upon expected losses rather than incurred losses.  Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance.  The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The new ASU for this project was approved by FASB in October 2019 and is expected to be issued in November 2019.  The Company is currently a smaller reporting company, so once the ASU becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  At this time, we are evaluating the potential impact of ASU 2016-13 in the Company’s consolidated financial statements.

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

Level 1:	Quoted (unadjusted) prices for identical assets in active markets.
Level 2:

Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in nonactive markets (few transactions, limited information, noncurrent prices, high variability over time, etc., inputs other than quoted prices that are observable for the asset (interest rates, yield curves, volatilities, default rates, etc., and inputs that are derived principally from or corroborated by other observable market data)).

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

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity and equity securities by major security type for the results at September 30, 2019 and December 31, 2018 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. government	$12,798,909	$118,141	$50,783	$12,866,267
States, territories, and possessions	1,100,524	49,258	—	1,149,782
Subdivisions of states, territories, and possessions	12,531,299	358,227	11,231	12,878,295
Industrial and miscellaneous	64,875,153	1,490,372	21,167	66,344,358
Total bonds	91,305,885	2,015,998	83,181	93,238,702
Equity securities	6,579,604	1,137,479	365,437	7,351,646
	$97,885,489	$3,153,477	$448,618	$100,590,348

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$12,859,101	$87,354	$208,699	$12,737,756
States, territories, and possessions	1,111,879	14,497	897	1,125,479
Subdivisions of states, territories, and possessions	13,230,690	105,965	44,591	13,292,064
Industrial and miscellaneous	59,561,984	14,030	1,524,644	58,051,370
Total bonds	86,763,654	221,846	1,778,831	85,206,669
Equity securities	7,568,810	524,526	826,242	7,267,094
	$94,332,464	$746,372	$2,605,073	$92,473,763

At September 30, 2019 and December 31, 2018, contractual maturities of investments in bond securities are as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost	Fair Value
Due in less than one year	$9,173,518	$9,173,406	$7,094,266	$6,549,872
Due after one year to five years	58,418,818	59,389,696	50,676,297	47,892,580
Due after five years to ten years	22,981,731	23,875,216	27,617,956	29,361,896
Due after ten years	731,818	800,384	1,375,135	1,402,321
	$91,305,885	$93,238,702	$86,763,654	$85,206,669

Realized gains and losses are determined using the specific identification method. During the three and nine months ended September 30, 2019 and 2018, proceeds from maturities and sales and gross realized gains and losses on securities and other investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds	$4,047,314	$4,014,830	$11,354,229	$16,831,370
Gross gains	47,226	71,601	107,124	164,920
Gross losses	47,962	31,374	287,804	67,093

The components of net realized investment (losses) gains for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (loss) on sales of bond securities	$9,984	$16,691	$(18,264)	$13,226
(Loss) gain on sales of equity securities and other investments	(10,720)	23,536	(162,416)	84,601
Total (loss) gain on sales of investments	(736)	40,227	(180,680)	97,827
Unrealized (loss) gain on equity securities and other investments	(115,157)	185,266	1,090,056	150,916
Total net realized investment (losses) gains	$(115,893)	$225,493	$909,376	$248,743

The components of net investment income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Bonds	$621,987	$592,550	$1,748,218	$1,726,507
Cash and short-term investments	108,572	19,196	286,156	48,790
Equity securities	60,975	83,365	202,468	231,878
Other investments	6,875	2,050	22,251	1,081
	798,409	697,161	2,259,093	2,008,256
Less investment expenses	28,402	33,584	94,583	93,646
Net investment income	$770,007	$663,577	$2,164,510	$1,914,610

The fair value and unrealized losses of our securities that were temporarily impaired as of September 30, 2019 and December 31, 2018 are as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
U.S. government	$3,424,282	$9,856	$5,336,033	$40,927	$8,760,315	$50,783
Subdivisions of states, territories, and possessions	—	—	139,500	11,231	139,500	11,231
Industrial and miscellaneous	4,338,594	9,577	3,493,028	11,590	7,831,622	21,167
Total fixed maturities	7,762,876	19,433	8,968,561	63,748	16,731,437	83,181
Equity securities	834,110	48,272	698,627	317,165	1,532,737	365,437
Total temporarily impaired securities	$8,596,986	$67,705	$9,667,188	$380,913	$18,264,174	$448,618

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
U.S. government	$1,757,021	$5,521	$8,858,782	$203,178	$10,615,803	$208,699
States, territories, and possessions	410,416	897	—	—	410,416	897
Subdivisions of states, territories, and possessions	3,138,650	11,729	1,993,170	32,862	5,131,820	44,591
Industrial and miscellaneous	28,187,416	563,317	25,787,215	961,327	53,974,631	1,524,644
Total fixed maturities	33,493,503	581,464	36,639,167	1,197,367	70,132,670	1,778,831
Equity securities	2,914,528	471,382	631,297	354,860	3,545,825	826,242
Total temporarily impaired securities	$36,408,031	$1,052,846	$37,270,464	$1,552,227	$73,678,495	$2,605,073

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

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other-than-temporary. If we identify that an other-than-temporary impairment loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is more likely than not that we won’t be required to sell the security, then the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, then the full amount of the other-than-temporary impairment will be recognized in earnings.

For the three and nine months ended September 30, 2019 and 2018, we determined that none of our securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at September 30, 2019:

.	Total	Level 1	Level 2	Level 3
U.S. government	$12,866,267	$—	$12,866,267	$—
States, territories, and possessions	1,149,782	—	1,149,782	—
Subdivisions of states, territories and possessions	12,878,295	—	12,878,295	—
Industrial and miscellaneous	66,344,358	—	66,344,358	—
Total bonds	93,238,702	—	93,238,702	—
Equity securities	7,351,646	7,351,646	—	—
	$100,590,348	$7,351,646	$93,238,702	$—

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018:

	Total	Level 1	Level 2	Level 3
U.S. government	$12,737,756	$—	$12,737,756	$—
States, territories, and possessions	1,125,479	—	1,125,479	—
Subdivisions of states, territories and possessions	13,292,064	—	13,292,064	—
Industrial and miscellaneous	58,051,370	—	58,051,370	—
Total bonds	85,206,669	—	85,206,669	—
Equity securities	7,267,094	7,267,094	—	—
	$92,473,763	$7,267,094	$85,206,669	$—

At September 30, 2019 and December 31, 2018, we had ownership interests in limited partnership equity hedge funds.  Our partnership interests are measured at fair value using the funds’ net asset values as a practical expedient and are excluded from the fair value hierarchy tables above.  At September 30, 2019, the fair value and cost basis of these investments were $3,320,010 and $2,800,000, respectively. At December 31, 2018, the fair value and cost basis of these investments were $4,051,399 and $3,547,687, respectively.  During the three and nine months ended September 30, 2019, we sold an investment in a limited partnership and recognized a realized gain of $36,714.  There were no sales of limited partnerships during the same periods in 2018.

6.	Deferred Acquisition Costs

The following table summarizes the components of deferred acquisition costs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$3,658,457	$3,898,747	$3,985,193	$4,078,322
Amount capitalized during the period	1,310,055	1,936,977	5,070,465	6,239,715
Amount amortized during the period	2,224,172	2,211,683	6,311,318	6,693,996
Balance, end of period	$2,744,340	$3,624,041	$2,744,340	$3,624,041

7.	Reinsurance

Effective as of March 27, 2019, Positive Insurance Company entered into a new policy reinsurance agreement.  Under the new agreement, we retain a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks and clash occurrences;
•	mitigate the effect of individual loss occurrences;
•	cover us against losses in excess of policy limits and extra contractual obligation claims;
•	stabilize underwriting results; and
•	increase our underwriting capacity.

Under Pennsylvania law, each insured must maintain MPLI of at least $1,000,000 for each claim and $3,000,000 of annual aggregate coverage. We provide primary insurance coverage up to $500,000 per claim and $1,500,000 of annual aggregate coverage. The Pennsylvania Medical Care Availability and Reduction of Error (“MCARE”) Fund provides coverage for any losses above $500,000 per claim up to $1,000,000. In cases where coverage under the Pennsylvania MCARE Fund does not apply, the primary insurance provides coverage up to $1,000,000 per claim and $3,000,000 of annual aggregate coverage. We retain the first $300,000 in loss on all Pennsylvania claims and reinsurance covers the excess up to $1,000,000 that is not covered by the Pennsylvania MCARE Fund.  We cede to reinsurers any Pennsylvania claims in excess of $1,000,000.

Other states in which we write insurance require doctors to maintain certain minimum coverage and provide a fund that provides coverage for losses above a certain amount, but some states do not prescribe insurance requirements for doctors.

We offer primary coverage up to $1,000,000 for each claim and $3,000,000 of annual aggregate coverage in Delaware, Maryland, Michigan, Ohio, New Jersey, and South Carolina. We retain the first $300,000 in loss for claims from these states, and reinsurance covers the excess up to $1,000,000. If an insured in New Jersey requests, additional coverage of $1,000,000, each claim, each insured, each policy can be provided and is fully ceded to the reinsurer up to a maximum aggregate liability of $2,000,000 to the reinsurer per the term of the reinsurance agreement.  In South Carolina and Michigan, the insured can elect policy limits of $200,000 per claim and, on these claims, we retain the first $100,000 and the reinsurer covers the next $100,000.

We also purchase additional reinsurance coverage for clash, losses in excess of policy limits and extra contractual obligation claims.

Our premiums under the new reinsurance agreement are based on a percentage of our earned premiums during the term of the agreement.  The agreement terminates on April 1, 2020.

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

We generally do not assume risks from other insurance companies.  However, we could be required by statute to participate in guaranty funds, which are formed to pay claims on policies issued by insolvent property and casualty insurers domiciled in certain states, such as Pennsylvania.  This participation, where applicable, requires us to pay an annual assessment based on our premiums written and determined on a market share basis.  As of September 30, 2019, our participation was not material.

On October 9, 2018, Positive Physicians Captive Insurance Company (“PPCIC”), a sponsored captive insurance company, was incorporated in the State of New Jersey and is a wholly owned subsidiary of Positive Insurance Company.  PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018.  PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”).  Keystone is owned by an insured of Positive Insurance Company.  Effective October 16, 2018, the Company entered into a reinsurance agreement with Keystone.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Premiums written:
Direct	$7,307,405	$5,644,259	$19,288,247	$17,604,128
Ceded	742,219	379,552	3,342,950	2,546,976
Premiums written, net of reinsurance	$6,565,186	$5,264,707	$15,945,297	$15,057,152
Premiums earned:
Direct	$7,969,537	$6,222,970	$20,398,452	$18,958,037
Ceded	979,627	929,314	2,589,341	2,472,724
Premiums earned, net of reinsurance	$6,989,910	$5,293,656	$17,809,111	$16,485,313
Losses and loss adjustment expenses incurred:
Direct	$4,445,603	$3,565,411	$14,721,869	$13,370,097
Ceded	324,547	(198,791)	3,011,697	1,617,811
Losses and loss adjustment expenses incurred, net of reinsurance	$4,121,056	$3,764,202	$11,710,172	$11,752,286

8.	Losses and Loss Adjustment Expenses

The following table provides a reconciliation of our beginning and ending unpaid loss and loss adjustment expense (“LAE”) reserve balances for the nine months ended September 30, 2019 and 2018.

	2019	2018
Balance at January 1	$68,392,333	$68,374,554
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,956,043	8,585,851
Add: Reinsurance recoverable on claims paid	5,791	1,196,573
Net liability at January 1	60,442,081	60,985,276
Losses and loss adjustment expenses incurred, net:
Current period	11,731,068	1,980,286
Prior periods	(20,896)	9,772,000
Total incurred losses and loss adjustment expenses	11,710,172	11,752,286
Less losses and loss adjustment expenses paid, net:
Current period	203,693	437,000
Prior periods	14,144,675	12,921,119
Total losses and loss adjustment expenses paid	14,348,368	13,358,119
Net liability for losses and loss adjustment expenses, at September 30	57,803,885	59,379,443
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	8,930,866	8,361,014
Less: Reinsurance recoverable on claims paid	780,817	102,045
Liability for losses and loss adjustment expenses, at September 30	$65,953,934	$67,638,412

The liability for losses and LAE at September 30, 2019 and 2018 was $65,953,934 and $67,638,412, respectively. For the nine months ended September 30, 2019 and 2018, $14,144,675 and $12,921,119, respectively, has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims. The Company recorded modest favorable development on its prior period reserves for the nine months ended September 30, 2019, and during the nine months ended September 30, 2018, the Company experienced unfavorable development of $9,772,000 primarily related to significant reserve strengthening in the 2014 and 2015 accident years for both claims-made and occurrence policies.  This increase was due to a greater amount of incurred losses and LAE than originally estimated.

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Loss Development Method in order to estimate its liability for losses and LAE. Beginning in the third quarter of 2019, the Company changed its approach by aggregating its data, previously under PPIX, PCA, and PIPE, and performing a single loss reserve analysis, as opposed to three separate loss reserve analyses.  The Company also used development patterns strictly based on former PPIX experience.  Management does not believe that the effects of these changes had a material impact on the Company’s estimates.  There were no other significant changes in the methodologies and assumptions used to develop the liabilities for losses and LAE during the nine months ended September 30, 2019.

9.	Note Payable

On December 12, 2014, PPIX entered into a loan agreement with a financial institution with proceeds totaling $300,000 to finance the development of a new policy system.  The loan is secured by the equipment purchased with the proceeds received.  The loan is being repaid on a monthly basis from January 2016 through December 2020 with interest calculated on the unpaid principal balance at a rate of 4% per annum.   At September 30, 2019 and December 31, 2018, the balance of the note payable was $80,703 and $127,327, respectively, and PPIX remains compliant with all loan covenants.

10.	Income Taxes

At September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions.  No interest and penalties were recognized during the periods ended September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, the Company had unused net operating loss (“NOL”) carryforwards of $4,672,985 and $3,865,253, respectively, which will begin to expire in 2038, if unused.  At September 30, 2019 and December 31, 2018, the Company had capital loss carryforwards of $345,246 and $164,566, respectively.  At the time of the conversion and merger, the Company had unused NOLs of $5,310,679, which are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the Company’s deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of carryback and carryforward periods), tax planning strategies, and projected future taxable income in making this assessment.  At September 30, 2019 and December 31, 2018, management determined that it was more likely than not that all the deferred tax assets will be realized by the Company in future years.  Accordingly, the Company did not record a valuation allowance against its deferred tax assets at September 30, 2019 and December 31, 2018.

11.	Related Party Transactions

Positive Insurance Company is managed by Diversus Management.  Prior to March 27, 2019, Diversus Management, through former attorneys-in-fact of PPIX, PCA, and PIPE, earned management fees at 25% of gross written premiums of the exchanges.  Concurrrent with the acquisition of PPIX, PCA, and PIPE and the initial public offering on March 27, 2019, Positive Insurance Company and Diversus Management entered into a new management agreement, effective March 27, 2019, whereby Diversus Management provides administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premium, less return premium. Under the new agreement, Diversus Management earns management fees at 12%.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.

Management fees are recorded in other underwriting expenses in the consolidated statements of operations.  Positive Insurance Company incurred management fees for the respective periods, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$879,615	$1,411,065	$3,459,174	$4,401,032

In connection with the execution of the new management agreement with Diversus Management, the Company paid Diversus $10,000,000 to execute the agreement. Such payment is presented as “Prepaid management fee” in the accompany consolidated balance sheet at September 30, 2019 and is amortized on a straight-line basis over a period of seven years.  For the three and nine months ended September 30, 2019, the Company incurred amortization expense of $357,143 and $714,286, respectively.

Positive Insurance Company has contracts with Gateway Risk Services, LLC and Andrews Outsource Solutions LLC, both of which are wholly owned subsidiaries of Diversus, under which those companies provide claims processing and risk management services. Fees incurred by Positive Insurance Company under these contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Claims processing and risk management services	$416,775	$384,875	$1,225,025	$1,196,625

Additionally, the former attorney-in-fact of PCA earned commissions related to our gross written premium and other accounts.  Beginning March 27, 2019, these commissions were paid to Specialty Insurance Agency, LLC, a wholly owned subsidiary of Diversus. These commissions are recorded in other underwriting expenses in the consolidated statements of operations.  Positive Insurance Company incurred related commission expenses for the respective periods, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commissions	$(1,027)	$38,076	$85,245	$154,546

The Company and Diversus entered into a loan agreement dated March 29, 2019 to provide a $6,000,000 credit facility to Diversus for working capital purposes. Diversus may borrow in one or more advances up to $5,500,000 under a term loan and up to $500,000 under a revolving loan. Outstanding borrowings under the credit facility will bear interest at 8%, will be unsecured, and will be subordinate to the existing senior debt and other commercial loan obligations of Diversus. The loan is convertible into common stock shares of Diversus at a price of $1 per share at the option of the Company. At September 30, 2019, there was no outstanding balance on the credit facility.

12.	Common Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock. At December 31, 2018, there were no shares of common stock issued and outstanding.  In connection with the completion of the initial public offering on March 27, 2019, 3,615,500 shares of the Company’s common stock were issued.

On September 27, 2019, the Company granted its Chief Executive Officer options to purchase 216,930 shares of common stock at an exercise price of $12.01 per share, which was the closing sale price of the Company’s common stock on the date the options were granted. Of the total options, 108,465 shares will vest in equal monthly installments over a three-and-one-half year period following September 27, 2019, and the remaining 108,465 shares will vest upon the achievement by the Company of certain milestones.  All vested option shares shall be exercisable for eight years from the date of vesting.  The stock-based compensation expense incurred by the Company during the three and nine months ended September 30, 2019 was not significant.

The Company’s principal source of liquidity will be dividend payments from Positive Insurance Company, which is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the Company.

An order by the Pennsylvania Insurance Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by the Company to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, the two principal stockholders of the Company, or any other shareholder without the prior approval of the Pennsylvania Insurance Department, for a period of three years following the effective date of the conversions.  Additionally, by the order of the Pennsylvania Insurance Department, Positive Insurance Company cannot pay a dividend to the Company for a period of three years following the effective date of the conversions without the approval of the Pennsylvania Insurance Department.

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

As discussed in Note 1, the conversions of PPIX, PCA, and PIPE to stock insurance companies and the simultaneous acquisition of these companies resulted in the issuance of the Company’s common stock as of March 27, 2019.  The weighted average number of common shares outstanding was 3,615,500 for the three and nine months ended September 30, 2019.  For the period prior to the date of the conversions, the net common shares issued in the initial public offering were assumed to be outstanding since January 1, 2019.

The following table presents a reconciliation of the numerators and denominators that were used in the basic and diluted per share computations for the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per common share:
Numerator:
Net loss	$(5,038)	N/A	$(474,196)	N/A
Denominator:
Weighted average shares outstanding	3,615,500	N/A	3,615,500	N/A
Basic earnings per common share	$(0.00)	N/A	$(0.13)	N/A

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

OVERVIEW

Positive Physicians Holdings, Inc. (the “Company”) is a newly formed Pennsylvania domiciled holding company, which was incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians’ Insurance Program Exchange (“PIPE”).  In connection with the completion of the Company’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies.

As part of the conversions, on March 27, 2019, PPIX merged with and into PPIX Conversion Corp., PCA merged with and into PCA Conversion Corp., and PIPE merged with and into PIPE Conversion Corp.  Accordingly, PPIX, PCA, and PIPE no longer exist.  Immediately thereafter, PCA Conversion Corp. and PIPE Conversion Corp. merged with and into PPIX Conversion Corp., which then changed its name to Positive Physicians Insurance Company (“Positive Insurance Company”) and became our single insurance company subsidiary and successor to PPIX, PCA, and PIPE.  The Company had minimal assets and liabilities and had not engaged in any operations prior to March 27, 2019.

Overview of PPIX

PPIX was an unincorporated exchange organized on April 20, 2004 and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange.  PPIX provided medical professional liability insurance (“MPLI”) consisting of claims-made, tail occurrence, claims made plus, and occurrence policies to its subscribers (policyholders).  On October 9, 2018, Positive Physicians Captive Insurance Company (“PPCIC”), a sponsored captive insurance company, was incorporated in the State of New Jersey and became a wholly owned subsidiary of PPIX.  PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018.  PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”).  Keystone is owned by an insured of Positive Insurance Company.

PPIX marketed its medical professional liability insurance policies directly to physicians and through independent producers to doctors and allied healthcare professionals who practice in Pennsylvania, Delaware, Maryland, New Jersey, and Ohio.

PPIX was managed by Specialty Insurance Services, LLC (“SIS”), a Pennsylvania limited liability company, pursuant to the terms of an Attorney-In-Fact Agreement between the exchange and SIS.  SIS provided underwriting and administrative services to PPIX based on a percentage not to exceed 25% of gross written premiums, less return premiums.  As the attorney-in-fact, SIS had the power to direct the activities of PPIX that most significantly impact PPIX’s economic performance.  Diversus, Inc. (“Diversus”) acquired 100% of the ownership interests of SIS on January 1, 2017.

Overview of PCA

PCA was an unincorporated, reciprocal insurance association organized on April 16, 2003 and formed for the purpose of insuring its subscribers against loss due to the imposition of legal liability.  PCA provided medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers (policyholders).

PCA marketed its medical professional liability insurance policies through independent producers, primarily to doctors and allied healthcare providers who practice in Pennsylvania.  In November 2015, PCA was granted a license to write insurance in Michigan and began writing policies in Michigan in the fourth quarter of 2015.

PCA was managed by Professional Third Party, LP (“PTP”), a Pennsylvania corporation, pursuant to the terms of an Attorney-in-Fact Agreement between the association and PTP.  PTP provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PCA, and paid certain expenses on behalf of PCA in exchange for 25% of gross written premium.  As the attorney-in-fact, PTP had the power to direct the activities of PCA that most significantly impact PCA’s economic performance.  Diversus acquired 100% of the ownership interests of PTP on June 4, 2014.

Overview of PIPE

PIPE was an unincorporated exchange organized on March 14, 2005 and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange.  PIPE provided medical professional liability insurance consisting of claims-made, tail occurrence, and occurrence policies to its subscribers (policyholders).

PIPE marketed its medical professional liability insurance policies through independent producers to doctors and allied healthcare professionals who practice primarily in Pennsylvania. PIPE also had a license and wrote business in South Carolina.

PIPE was managed by PIPE Management, a Pennsylvania corporation, pursuant to the terms of an Attorney-in-Fact Agreement between the exchange and PIPE Management.  PIPE Management provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PIPE, and paid certain expenses on behalf of PIPE in exchange for 25% of gross written premium.  As the attorney-in-fact, PIPE Management had the power to direct the activities of PIPE that most significantly impact PIPE’s economic performance.  Diversus acquired 100% of the ownership interests of PIPE Management on November 23, 2015.

SIS, PTP, and PIPE Management merged with and into Diversus Management, Inc. (“Diversus Management”) in connection with the conversions on March 27, 2019.  Diversus Management is a wholly owned subsidiary of Diversus.

Marketplace Conditions and Trends

The MPLI industry is affected by recurring industry cycles known as “hard” and “soft” markets.  A soft market is characterized by intense competition, resulting in lower pricing in order to compete for business.  A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing.  From approximately 2001 until approximately 2007, the Pennsylvania MPLI market experienced a hard market cycle.  This resulted in the creation of several alternative MPLI providers, such as PPIX, PCA, and PIPE.

The MPLI market began to experience a soft market cycle around the second quarter of 2008, due primarily to the large rate increases taken over the previous six years.  The soft market continued and was facilitated by the restructuring of the healthcare industry, partially as a result of the Affordable Care Act.  This resulted in significant price competition, as the number of medical professionals practicing independent of hospitals or large professional groups began to decline.  According to a study prepared by the National Association of Insurance Commissioners (“NAIC”), MPLI direct premiums written declined by 24.0% on a national basis from 2006 to 2018 and declined by 14.6% in Pennsylvania and 33.0% in New Jersey during this same time period.  This resulted in lower direct premiums written and lower operating profits for many MPLI carriers.

The soft market cycle troughed in 2012, and since then, national loss payouts, on average, have steadily increased through 2019.  As a result, underwriting criteria in the MPLI industry has started to become more stringent, with opportunities for improved pricing, and we believe the market cycle is currently transitioning to a hard market.  At Positive Insurance Company, our renewal book of business in November 2019 has experienced price increases of 2.5% through reduced credits, a development which we expect to continue and extend through our policy renewals in 2020.  We are also seeing rate increases take place by other carriers in many of the states in which we write business.

In addition to pricing increases, in what we perceive to be the beginnings of a hard market, we intend to achieve further premium growth with our expansion into new states.  Positive Insurance Company is currently in the process of obtaining licenses to write business in the states of California, Connecticut, Florida, and Texas.

Principal Revenue and Expense Items

Positive Insurance Company derives its revenue primarily from net premiums earned, net investment income, and net realized and unrealized gains (losses) from investments.

Net premiums earned

Gross premiums written is equal to direct and assumed premiums before the effect of ceded reinsurance.  Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned are the earned portion of net premiums written.  Gross premiums written include all premiums recorded by an insurance company during a specified policy period.  Insurance premiums on MPLI policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies.  At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and recognized as revenue in subsequent periods over the remaining term of the policy.  The policies written by Positive Insurance Company typically have a term of twelve months.  Thus, for example, for a policy that is written on July 1, 2019, one-half of the premiums would be earned in 2019 and the other half would be earned in 2020.

Net investment income and net realized and unrealized gains (losses) from investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, and equity and debt securities.  Investment income includes interest and dividends earned.  We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of other-than-temporary-impairment or sold for an amount less than their cost or amortized cost, as applicable.  Realized gains and losses on sales of fixed income and equity securities and other investments and unrealized holding gains and losses on equity securities and other investments are included in realized investment gains (losses), net.  Our portfolio of investment securities is managed by our outside investment manager, who has discretion to buy and sell securities in accordance with the investment policy approved by Positive Insurance Company’s board of directors.

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Other underwriting expenses

Expenses incurred to underwrite risks include policy acquisition costs and underwriting and administrative expenses.  Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business.  These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies.  Underwriting and administrative expenses consist of salaries, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately, and payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability.  In addition to reviewing our financial performance based on results determined in accordance with GAAP, we utilize certain financial performance measures that are used in the property and casualty insurance industry and that we believe are valuable in managing our business and for comparison to our peers.  These financial performance measures are the loss and loss adjustment expense ratio, expense ratio, and combined ratio.

We measure growth by monitoring changes in gross premiums written and net premiums written, and measure underwriting profitability by examining loss and loss adjustment expense, underwriting expense and combined ratios.  We also measure profitability by examining underwriting income (loss) and operating income (loss).

Loss and loss adjustment expense ratio

The loss and loss adjustment expense ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned.  Positive Insurance Company measures the loss and LAE ratio on a policy year and calendar year loss basis to measure underwriting profitability.  A policy year loss and LAE ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year.  A calendar year loss and LAE ratio measures losses and loss adjustment expenses for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of other underwriting expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering the Company’s insurance business.

Combined ratio

The combined ratio is a measure of property and casualty underwriting performance.  The combined ratio computed on a GAAP basis is equal to the sum of losses and loss adjustment expenses and other underwriting expenses, all divided by net premiums earned.  If the combined ratio is below 100%, we are making an underwriting profit.  If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of insurance operations.  It is derived by subtracting losses and loss adjustment expenses and other underwriting expenses from earned premiums.

Operating income (loss)

Operating income (loss) measures the profitability of business operations.  We define it as GAAP net income (loss) excluding net realized investment gains and losses, net of tax.  Net realized investment activity is excluded because net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business operations.  Operating income is a non-GAAP measure which is important for an understanding of our overall results of operations.  However, it does not replace net income as the GAAP measure of our consolidated results of operations, nor should it be viewed as a substitute for measures determined in accordance with GAAP.

RESULTS OF OPERATIONS

Our results of operations are influenced by factors affecting the MPLI industry, in general.  The operating results of the United States MPLI industry are subject to significant variations due to competition, changes in regulation, rising medical expenses, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

Our premium levels and underwriting results have been, and continue to be, influenced by market conditions.  Pricing in the MPLI industry historically has been cyclical.  During a soft market cycle, price competition is more significant than during a hard market cycle which makes it difficult to attract and retain properly priced MPLI business.  As previously discussed, the markets in which we operate, and the national MPLI markets, have been in a prolonged period of a soft market cycle.  However, we have started to see price increases with our policy renewals in November 2019 and we believe the market is beginning to harden.  Therefore, it is generally likely that insurers will be able to increase their rates or profit margins, as market conditions continue to improve.  A hard market typically has a positive effect on premium growth, which can include absolute increases in premiums written.

We had a modest net loss for the third quarter of 2019, compared to a net loss of $473,400 for the third quarter of 2018.  Operating income was $86,517 for the third quarter of 2019, compared to an operating loss of $651,539 for the same period last year.  For the first nine months of 2019, we had a net loss of $474,196, compared to a net loss of $1,619,045 for the first nine months in 2018.  We had operating losses of $1,192,603 and $1,815,552 for the first nine months of 2019 and 2018, respectively.

Total revenues in the third quarter of 2019 were $7,644,024, compared to $6,182,726 for same period in 2018.  For the first nine months of 2019, total revenues were $20,882,997, compared to $18,648,666 for the first nine months of 2018.  The increases in revenues for both periods in 2019, compared to prior year, primarily reflect new business which was earned during the third quarter.  The increase in year-to-date revenues was also impacted by unrealized gains on equity securities recognized in 2019.

The major components of consolidated revenues and pre-tax income (loss) for the three and nine months ended September 30, 2019 and major components of combined revenues and pre-tax loss for the three and nine months ended September 30, 2018 are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$6,989,910	$5,293,656	$17,809,111	$16,485,313
Net investment income	770,007	663,577	2,164,510	1,914,610
Realized investment (losses) gains, net	(115,893)	225,493	909,376	248,743
Total revenues	7,644,024	6,182,726	20,882,997	18,648,666
Expenses:
Losses and loss adjustment expenses	4,121,056	3,764,202	11,710,172	11,752,286
Other underwriting expenses	3,466,905	3,012,002	9,752,342	8,969,413
Underwriting income (loss)	56,063	(593,478)	(579,517)	(2,073,033)
Interest expense	(912)	(1,556)	(2,691)	(5,028)
Income (loss) before income taxes	55,151	(595,034)	(582,208)	(2,078,061)
Income tax expense (benefit)	60,189	(121,634)	(108,012)	(459,016)
Net loss	$(5,038)	$(473,400)	$(474,196)	$(1,619,045)

Premiums Written and Premiums Earned

The comparative changes in premiums written and premiums earned for the three and nine months ended September 30, 2019 and 2018 are reflected in the tables below.  The increases in direct and net premiums for both periods are primarily due to new business written and earned during the third quarter of 2019.

	Three Months Ended September 30,
	2019	2018	% Difference
Premiums written:
Direct	$7,307,405	$5,644,259	29.5%
Ceded	742,219	379,552	95.6%
Premiums written, net of reinsurance	$6,565,186	$5,264,707	24.7%
Premiums earned:
Direct	$7,969,537	$6,222,970	28.1%
Ceded	979,627	929,314	5.4%
Premiums earned, net of reinsurance	$6,989,910	$5,293,656	32.0%

	Nine Months Ended September 30,
	2019	2018	% Difference
Premiums written:
Direct	$19,288,247	$17,604,128	9.6%
Ceded	3,342,950	2,546,976	31.3%
Premiums written, net of reinsurance	$15,945,297	$15,057,152	5.9%
Premiums earned:
Direct	$20,398,452	$18,958,037	7.6%
Ceded	2,589,341	2,472,724	4.7%
Premiums earned, net of reinsurance	$17,809,111	$16,485,313	8.0%

Net Investment Income

The following table sets forth our average cash and invested assets and investment income for the reported periods:

	Nine Months Ended September 30,
	2019	2018
Average cash and invested assets	$112,599,817	$107,803,351
Net investment income	2,164,510	1,914,610
Return on average cash and invested assets	1.92%	1.78%

Net investment income for the third quarter of 2019 was $770,007, compared to $663,577 for the third quarter of 2018. The average monthly net investment income increased from $221,000 during the three months ended September 30, 2018 to $257,000 during the three months ended September 30, 2019.

Net investment income for the first nine months in 2019 was $2,164,510, compared to $1,914,610 for the same period in 2018. The average monthly net investment income increased from $213,000 during the nine months ended September 30, 2018 to $240,000 during the nine months ended September 30, 2019.

The increases in net investment income for both periods primarily reflect increases in our cash and invested asset positions, resulting from the initial public offering stock issuance.

Realized Investment Gains (Losses), Net

Realized net investment gains (losses) for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total (loss) gain on sales of investments	$(736)	$40,227	$(180,680)	$97,827
Unrealized (loss) gain on equity securities and other investments	(115,157)	185,266	1,090,056	150,916
Total net realized investment (losses) gains	$(115,893)	$225,493	$909,376	$248,743

Our fixed maturity investments and equity investments are available-for-sale because we may, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies.

Losses and Loss Adjustment Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss and LAE ratio	59.0%	71.1%	65.8%	71.3%
Expense ratio (1)	43.6%	56.9%	48.8%	54.4%
Combined ratio	102.6%	128.0%	114.6%	125.7%

(1)Expense ratio excludes holding company expenses of $418,000 and $1,054,000 for the three and nine months ended September 30, 2019, respectively.

The improved loss and LAE ratio for the third quarter of 2019 reflects lower loss estimates in the current accident year.  During the nine months ended September 30, 2019, we experienced modest favorable prior year development, compared to unfavorable prior year loss reserve development of $9,772,000 for the same period in 2018.

The MPLI line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made.  Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Other Underwriting Expenses

Other underwriting expenses, including changes in deferred acquisition costs, were $3,466,905 for the third quarter of 2019, compared to $3,012,002 for the third quarter of 2018.  Other underwriting expenses, including changes in deferred acquisition costs, were $9,752,342 during the first nine months of 2019, compared to $8,969,413 for the same period in 2018.  These amounts for 2019 include expenses incurred by the holding company which did not exist in prior year.  Positive Insurance Company pays a management fee to Diversus Management which is equal to a percentage of premiums written.  This percentage was 25% in 2018 and was reduced to 12%, effective April 1, 2019.  The reduction in the management fee partially offsets the increases due to holding company expenses for both periods.  Positive Insurance Company also had $371,000 and $487,000 in initial public offering and conversion costs that were expensed during the nine months ended September 30, 2019 and 2018, respectively, and are included in other underwriting expenses.

We are required to participate in Pennsylvania Property and Casualty Insurance Guaranty Fund (“PIGA”), which was formed to pay claims on policies issued by insolvent Pennsylvania domiciled property and casualty insurers.  Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania.

Income Tax Expense (Benefit)

The provision for income taxes for the three months ended September 30, 2019 and 2018 resulted in an income tax expense (benefit) of $60,189 and $(121,634), respectively.  The provision for income taxes for the nine months ended September 30, 2019 and 2018 resulted in an income tax benefit of $(108,012) and $(459,016), respectively.  The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 21%.

Loss Reserves

The following table provides case and incurred-but-not-reported reserves of Positive Insurance Company’s losses and loss adjustment expenses as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 (unaudited)

	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,772,607	$27,031,278	$57,803,885
Other	—	—	—
Total net reserves	30,772,607	27,031,278	57,803,885
Reinsurance recoverables on unpaid claims	2,207,314	5,942,735	8,150,049
Gross reserves	$32,979,921	$32,974,013	$65,953,934

As of December 31, 2018 (combined unaudited)

	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,741,173	$29,700,908	$60,442,081
Other	—	—	—
Total net reserves	30,741,173	29,700,908	60,442,081
Reinsurance recoverables on unpaid claims	1,613,765	6,336,487	7,950,252
Gross reserves	$32,354,938	$36,037,395	$68,392,333

The estimation of Positive Insurance Company’s reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions.  The judgment of the independent actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs.  Our insurance operations generate cash by writing policies and collecting premiums.  The cash generated is used to pay losses and LAE as well as other underwriting expenses.  Any excess cash is invested and earns investment income.

We maintained investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments.  As such, our investment portfolio contains a high degree of liquidity, with relatively short-term and highly liquid assets, to ensure the availability of funds and to meet the demands of claim settlements and operating expenses. We also have an Investment Committee which meets regularly to discuss cash flow projections and our short-term cash needs as well as asset allocation within our investment portfolio.

Furthermore, liquidity requirements are met primarily through operating cash flows and by maintaining a portfolio with maturities that reflect our estimates of future cash flow requirements.  Our investment strategy includes setting guidelines for asset quality standards, allocating assets among investment types and issuers, and other relevant criteria for our portfolio.  In addition, invested asset cash flows, which include both current interest income received and investment maturities, are structured to consider projected liability cash flows of loss reserve payouts that are based on actuarial models.  Property and casualty claim demands are somewhat unpredictable in nature and require liquidity from the underlying invested assets.  Our invested assets are structured to emphasize current investment income while maintaining appropriate portfolio quality and diversity.

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited Combined)
Cash flows used in operating activities	$(14,236,706)	$(4,496,316)
Cash flows (used in) provided by investing activities	(4,507,732)	1,014,560
Cash flows provided by (used in) financing activities	33,527,777	(44,247)
Net increase (decrease) in cash and cash equivalents	$14,783,339	$(3,526,003)

Cash flows used in operating activities increased during the first nine months of 2019, compared to prior year, primarily attributable to the current year payment of the $10,000,000 prepaid management fee to Diversus.  Cash flows from investing activities decreased in the first nine months of 2019, compared to prior year, mainly due to lower proceeds from sales and maturities on our fixed income portfolio.  The increase in cash flows from financing activities reflects the initial public offering stock issuance of $33,574,401 in March 2019.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from Positive Insurance Company and capital raising activities.  We utilize cash to pay debt obligations, taxes to the federal government, and corporate expenses.  At September 30, 2019, we had $17,381,892 of cash and short-term investments at our holding company which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and other obligations.

Our insurance subsidiary, Positive Insurance Company, is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the holding company.  In considering future dividend policy, Positive Insurance Company will consider, among other things, applicable regulatory constraints.  As of September 30, 2019, Positive Insurance Company had statutory surplus of $38,463,166.

An order by the Pennsylvania Insurance Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by the Company to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, the two principal stockholders of the Company, or any other shareholder without the prior approval of the Pennsylvania Insurance Department, for a period of three years following the effective date of the conversions.  Additionally, by the order of the Pennsylvania Insurance Department, Positive Insurance Company cannot pay a dividend to the Company for a period of three years following the effective date of the conversions without the approval of the Pennsylvania Insurance Department.

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

INVESTMENTS

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A as rated by nationally recognized credit rating agencies.  The portfolio is externally managed by independent, professional investment managers and is broadly diversified across sectors and issuers.  Exposures are aggregated, monitored, and actively managed by our Investment Committee.  We also have an investment policy statement which requires managers to maintain highly diversified exposures to individual issuers and closely monitor compliance with portfolio guidelines.

The average duration of our fixed income securities was 3.0 years at September 30, 2019, and we estimate that a 100 basis points (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by $3,327,222 at September 30, 2019.

Our investment portfolio also includes equity securities and other investments, which consist of limited partnership equity hedge funds.  We intend to sell our other investments in the near term and remove the risks associated with them from our portfolio.  At September 30, 2019, the fair value and cost basis of these investments were $3,320,010 and $2,800,000, respectively.

The following table shows the fair value and amortized cost/cost of our available-for-sale bond and equity securities:

	September 30, 2019		December 31, 2018
	Fair Value	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost
U.S. government	$12,866,267	$12,798,909	$12,737,756	$12,859,101
States, territories, and possessions	1,149,782	1,100,524	1,125,479	1,111,879
Subdivisions of states, territories, and possessions	12,878,295	12,531,299	13,292,064	13,230,690
Industrial and miscellaneous	66,344,358	64,875,153	58,051,370	59,561,984
Total bonds	93,238,702	91,305,885	85,206,669	86,763,654
Equity securities	7,351,646	6,579,604	7,267,094	7,568,810
	$100,590,348	$97,885,489	$92,473,763	$94,332,464

The fair value of these securities increased $8,116,585 during the nine months ended September 30, 2019, primarily due to the investing of net proceeds from the initial public offering stock issuance and unrealized appreciation driven by declining interest rates.  The net unrealized gain on these securities at September 30, 2019 was $2,704,859, or nearly 3% of the amortized cost or cost basis.  The net unrealized gain included gross unrealized gains of $3,153,477 and gross unrealized losses of $448,618.

For securities that were in an unrealized loss position at September 30, 2019, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, was as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
U.S. government	$3,424,282	$9,856	$5,336,033	$40,927	$8,760,315	$50,783
Subdivisions of states, territories, and possessions	—	—	139,500	11,231	139,500	11,231
Industrial and miscellaneous	4,338,594	9,577	3,493,028	11,590	7,831,622	21,167
Total fixed maturities	7,762,876	19,433	8,968,561	63,748	16,731,437	83,181
Equity securities	834,110	48,272	698,627	317,165	1,532,737	365,437
Total temporarily impaired securities	$8,596,986	$67,705	$9,667,188	$380,913	$18,264,174	$448,618

At September 30, 2019, we had gross unrealized losses on fixed maturity securities of $83,181, compared to gross unrealized losses on fixed maturity securities of $1,778,831 at December 31, 2018.  Most of these unrealized losses were attributable to fluctuations in interest rates. We have not observed any evidence which would lead us to believe that the entire amortized cost basis will not be recovered.

OTHER MATTERS

Comparison of SAP and GAAP Results

Results presented in accordance with GAAP vary in certain respects from results presented in accordance with statutory accounting practices prescribed or permitted by the Pennsylvania Insurance Department (collectively “SAP”).  Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of National Association of Insurance Commissioners publications.  Permitted SAP encompasses all accounting practices that are not prescribed.  Our domestic insurance subsidiary uses SAP to prepare various financial reports for use by insurance regulators.

Recent Accounting Guidance

Refer to Note 4 to the Unaudited Consolidated Financial Statements for information regarding recent accounting guidance.

Critical Accounting Policies

As of September 30, 2019, there were no material changes to our critical accounting estimates.  For a full discussion of our critical accounting estimates, refer to Item 7 in our 2018 Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to the Company’s business, financial condition and results of operations and the plans and objectives of its management.  Forward-looking statements can generally be identified by use of forward-looking terminology such as “may,” “will,” “plan,” “expect,” “intend,” “anticipate,” and “believe.”  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, industry, competitive and economic data and our current operating plans.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

The factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	the potential impact of fraud, operational errors, system malfunctions, or cybersecurity incidents;
•

financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and reduction in the value of our investment portfolio;

•	future economic conditions in the market in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic, and regulatory events in the jurisdictions where we do business;
•	our ability to successfully implement steps to optimize the business portfolio, ensure capital efficiency, and enhance investment returns;
•	the risks associated with the management of capital on behalf of investors;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	the success with which our brokers sell our products and our ability to collect payments from our insureds;
•

heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

•	our concentration in medical professional liability insurance, which makes us particularly susceptible to adverse changes in that industry segment;
•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws, including higher limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	inadequacy of premiums we charge to compensate us for our losses incurred;
•	the effectiveness of our risk management loss limitation methods;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	our ability to attract and retain qualified management personnel;
•	dependence upon our relationship with Diversus Management and the management fee under our agreement with them;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	statutory requirements that limit our ability to receive dividends from our insurance subsidiary;
•	the impact of future results on the recoverability of our deferred tax asset;
•	adverse litigation or arbitration results; and

•

adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, including tax or accounting matters, limitations on premium levels, increases in minimum capital and reserves, other financial viability requirements, and changes that affect the cost of, or demand for, our products.

You should not place undue reliance on any forward-looking statements that we make.  All forward-looking statements made in this Form 10-Q reflect our views on the date of this report.  Forward-looking statements are not generally required to be publicly revised as circumstances change and we do not intend to update the forward-looking statements in this Form 10-Q to reflect circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk that a company will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average duration of the fixed maturity securities in our investment portfolio at September 30, 2019 was 3.0 years.  Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We hold these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by management, our investment adviser and our board of directors.

Fluctuations in near-term interest rates could impact our results of operations and operating cash flows. Certain of these securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment, then we may recognize losses.

As a general matter, we attempt to match the durations of our assets with the durations of our liabilities. Our investment objectives include maintaining adequate liquidity to meet our operational needs and optimizing our after-tax investment income and our after-tax total return, all of which are subject to our tolerance for risk.

The table below shows the interest rate sensitivity on our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at September 30, 2019:

Hypothetical Change in	Estimated Change	Fair
Interest Rates	in Fair Value	Value
200 basis point increase	$(6,660,040)	$86,578,662
100 basis point increase	(3,327,222)	89,911,480
No change		93,238,702
100 basis point decrease	3,309,974	96,548,676
200 basis point decrease	6,642,325	99,881,027

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated at least “A” by Moody’s or an equivalent rating quality. We also independently, and through our outside investment manager, monitor the financial condition of all the issuers of fixed maturity securities in our portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses on our equity securities due to adverse changes in equity prices.

Impact of Inflation

Increases in the cost of medical procedures and related services can affect the losses that we may incur in connection with resolving claims under policies that we issue. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We, like all insurance companies, establish insurance premium levels before the amount of losses and loss adjustment expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, our financial results have not been significantly affected by it.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective and timely at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description

10.13	Non-Qualified Stock Option Agreement Between Positive Physicians Holdings, Inc. and Lewis Sharps, MD. (included by reference to Exhibit 10.1 filed with Form 8-K on October 2, 2019)
10.14	Offer Letter dated September 5, 2019, between Positive Physicians Holdings, Inc. and Donovan Augustin (included by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2019)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Positive Physicians Holdings, Inc.

Date: November 14, 2019	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Date: November 14, 2019	By:	/s/ Donovan C. Augustin
Donovan C. Augustin
Chief Financial Officer