Form 10-K
period 2019-12-31
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2020-05-14
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38814

POSITIVE PHYSICIANS HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Pennsylvania	83-0824448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Berwyn Park, Suite 220 850 Cassatt Road, Berwyn, PA	19312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 335-5335

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PPHI	The NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2019 (the last business day of the Registrant’s most recently completed second quarter) was approximately $50,617,000.

The number of shares of Registrant’s Common Stock outstanding as of May 11, 2020 was 3,615,500 with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

i

PART I

Forward-Looking Statements

This report may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to the Company’s business, financial condition and results of operations and the plans and objectives of its management.  Forward-looking statements can generally be identified by use of forward-looking terminology such as “may,” “will,” “plan,” “expect,” “intend,” “anticipate,” and “believe.”  These forward-looking statements may include estimates, assumptions or projections and are based on currently available financial, industry, competitive and economic data and our current operating plans.  All forward-looking statements are subject to risks and uncertainties, including risks regarding the effects and duration of the COVID-19 pandemic, that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

The effect of the COVID-19 pandemic on our operations could have a material adverse effect on our business, financial condition, results of operations, or cash flows.  The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. Our business and operations could be materially and adversely affected by the effects of COVID-19. The global spread of COVID-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business.

As a result of current restrictions put in place to address COVID-19 and the related economic downturn, the Company has experienced business disruptions including, but not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders currently in force.  The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy.  While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

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

•	our concentration in medical professional liability insurance, which makes us particularly susceptible to adverse changes in that industry segment;
•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws, including higher limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	inadequacy of premiums we charge to compensate us for our losses incurred;

•	the effectiveness of our risk management loss limitation methods;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	our ability to attract and retain qualified management personnel;
•	dependence upon our relationship with Diversus Management, LLC and the management fee under our agreement with them;
•

the potential impact on our reported net income (loss) that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

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

Item 1. Business.

Positive Physicians Holdings, Inc. (the “Company”) is a Pennsylvania domiciled holding company, which was incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians’ Insurance Program Exchange (“PIPE”).  In connection with the completion of the Company’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies and were merged together to form Positive Physicians Insurance Company (“Positive Insurance Company”), a wholly owned subsidiary of the Company.  The Company’s initial public offering and its acquisition of Positive Insurance Company were completed on March 27, 2019.  Prior to that time, the Company had minimal assets and liabilities and had not engaged in any operations.  References to the Company or Positive Insurance Company financial information in this Annual Report prior to the conversion and merger date is to the financial information of PPIX, PCA, and PIPE on a combined basis.  When used in this Annual Report, “we” and “our” mean PPIX, PCA, and PIPE prior to March 27, 2019, and Positive Insurance Company thereafter.

Positive Insurance Company

Positive Insurance Company writes medical malpractice insurance for healthcare providers practicing in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan.  Diversus Management, LLC (“Diversus Management”) manages and administers essentially all of the operations of Positive Insurance Company under the terms of a management agreement.  Diversus Management is a wholly owned subsidiary of Diversus, Inc. (“Diversus”).  Pursuant to the terms of the agreement, effective March 27, 2019, Diversus Management provides such administrative services to Positive Insurance Company in exchange for fees based upon a percentage of Positive Insurance Company’s gross written premiums, less return premiums.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.  Positive Insurance Company remains responsible for all underwriting decisions and the payment of all claims and claims related expenses incurred under policies issued by Positive Insurance Company and for all sales commissions paid to producers.

At December 31, 2019, the Company had total assets of $156,620,361 and shareholders’ equity of $73,193,405. For the year ended December 31, 2019, the Company had total revenues of $27,965,606 and a net loss of $238,951.

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

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Our medical professional liability insurance products are currently sold through approximately 93 retail producers in our territories of Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan.  All of these producers represent multiple insurance companies and are established businesses in the communities in which they operate. While we view our insureds as our primary customer, we view our independent insurance producers as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be good.

We review our producers annually with respect to both premium volume and profitability. Our producers will be monitored and supported primarily by our marketing employees, who have the principal responsibility for recruiting and training new producers. We meet regularly with producers to provide both technical training about our products and sales training about how to effectively market our products.

Producers are compensated through a fixed base commission. Agents receive commission as a percentage of premiums (generally 10% to 12%) as their primary compensation from us. No profit-sharing commissions are paid to agents based upon the profitability of the business they produce.

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

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection and pricing discipline. Through the management and underwriting staff of Diversus Management, we regularly establish rates and rating classifications for our physician and medical group insureds based on loss and loss adjustment expense experience that we have developed over the years and the loss and loss adjustment expense experience for the entire medical professional liability market. We have various rating classifications based on practice location, medical specialty and other liability factors.

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

Claims on insurance policies are received directly from the insured or through our independent producers. Our claims department supports our producer relationship strategy by working to provide a consistently responsive level of claim service to our policyholders. Positive Insurance Company is required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims, subject to our policy limits, without regard to how long it takes to settle them or the time value of money. We are also required to maintain reserves for extended reporting coverage we provide in the event of a physician’s death, disability and retirement, or DDR reserves, which are included in our reserves as a component of unearned premiums. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and potential changing judicial theories of liability.

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

Technology

Diversus Management uses commercially available software to provide the information management systems platform that runs its accounting, policy underwriting and issuance, and claims processing functions. These systems permit Diversus Management to integrate the accounting and reporting functions of our insurance operations. We have adopted a disaster recovery plan tailored to meet our needs and geographic location. A portion of the operations of Diversus Management is managed in a cloud environment using an outside service provider.

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

Our premiums under our current treaty year reinsurance agreement are based on a percentage of our earned premiums during the term of the agreement. The agreement was renewed on April 1, 2020.

Reinsurance does not legally discharge the insurance company issuing the policy from primary liability for the full amount due under the reinsured policies.  A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually.  The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition.  Our reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance broker.  We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. Hannover Re, our current reinsurance partner, has an “A+ (Superior)” rating from A.M. Best.  According to A.M. Best, companies with a rating of “A” or better “have an excellent ability to meet their ongoing obligations to policyholders.”

Reinsurance Assumed. We generally do not assume risks from other insurance companies.  However, we could be required by statute to participate in guaranty funds, which are formed to pay claims on policies issued by insolvent property and casualty insurers domiciled in certain states, such as Pennsylvania.  This participation, where applicable, requires us to pay an annual assessment based on our premiums written and determined on a market share basis.  At December 31, 2019, our participation was not material.

Captive Insurance.  On October 9, 2018, Positive Physicians Captive Insurance Company (“PPCIC”), a sponsored captive insurance company, was incorporated in the State of New Jersey and is a wholly owned subsidiary of Positive Insurance Company.  PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018.  PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”).  Keystone is owned by an insured of Positive Insurance Company.  Effective October 16, 2018, Positive Insurance Company entered into a reinsurance agreement with Keystone and that agreement was endorsed in 2019 for continuous annual renewal.

Losses and Loss Adjustment Expenses

We are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses (“LAE”). These reserves are established for both reported claims and for claims incurred but not reported (“IBNR”), arising from the policies we have issued. The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and potential changing judicial theories of liability.

Estimating the ultimate liability for losses and LAE is an inherently uncertain process. Therefore, the reserve for losses and LAE does not represent an exact calculation of that liability. Our reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money. For a more detailed overview of our estimation process for reserves for losses and loss adjustment expenses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and paid losses and LAE for reported claims.

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

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances of Positive Insurance Company for the years ended December 31, 2019 and 2018, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	2019	2018
Balance at January 1	$68,392,333	$68,374,554
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,956,043	8,585,851
Add: Reinsurance recoverable on claims paid	5,791	1,196,573
Net liability at January 1	60,442,081	60,985,276
Losses and loss adjustment expenses incurred, net:
Current year	15,438,338	15,525,397
Prior years	136,271	4,057,821
Total incurred losses and loss adjustment Expenses	15,574,609	19,583,218
Less losses and loss adjustment expenses paid, net:
Current year	1,334,938	714,198
Prior years	18,588,912	19,412,215
Total losses and loss adjustment expenses paid	19,923,850	20,126,413
Net liability for losses and loss adjustment expenses, at December 31	56,092,840	60,442,081
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,850,409	7,956,043
Less: Reinsurance recoverable on claims paid	335,274	5,791
Liability for losses and loss adjustment expenses, at December 31	$63,607,975	$68,392,333

The estimation process for determining the liability for unpaid losses and LAE inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled or anticipated to be settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled or anticipated to be settled for amounts greater than originally estimated (unfavorable or adverse development).

Reconciliation of Reserves for Losses and Loss Adjustment Expenses

The following tables set forth information about Positive Insurance Company’s incurred and paid loss development at December 31, 2019, net of reinsurance. The information about incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018 is presented as supplementary information.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$18,592	$15,072	$15,710	$14,490	$12,665	$11,901	$10,774	$11,288	$10,533	$10,836
2011	—	19,524	18,783	18,591	21,175	21,079	21,030	21,329	20,586	21,028
2012	—	—	20,305	18,496	18,813	19,107	18,478	19,744	19,592	21,124
2013	—	—	—	17,753	16,879	15,219	13,224	11,447	12,022	12,349
2014	—	—	—	—	17,307	15,108	13,798	11,087	11,062	11,606
2015	—	—	—	—	—	19,999	17,785	16,494	16,373	15,830
2016	—	—	—	—	—	—	18,465	18,861	21,376	22,528
2017	—	—	—	—	—	—	—	16,588	19,143	18,262
2018	—	—	—	—	—	—	—	—	15,161	16,990
2019	—	—	—	—	—	—	—	—	—	15,438
										$165,991

	Cumulative Losses and Loss Adjustment Expenses Paid, Net of Reinsurance (in thousands)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$464	$1,721	$4,162	$6,312	$6,883	$7,774	$8,328	$9,621	$9,921	$10,166
2011	—	578	1,888	5,047	12,117	16,911	17,774	18,870	19,773	20,641
2012	—	—	1,002	2,621	5,637	9,772	14,376	17,365	17,805	19,672
2013	—	—	—	526	1,896	4,249	6,942	7,625	9,470	10,962
2014	—	—	—	—	417	1,676	4,069	6,448	7,780	9,717
2015	—	—	—	—	—	523	2,476	5,186	7,446	11,758
2016	—	—	—	—	—	—	944	3,818	9,691	13,320
2017	—	—	—	—	—	—	—	728	5,057	8,360
2018	—	—	—	—	—	—	—	—	499	4,873
2019	—	—	—	—	—	—	—	—	—	1,335
										110,804
All outstanding liabilities before 2010, net of reinsurance										906
										$56,093

The reconciliation for the net incurred and paid loss development tables to the liability for losses and LAE at December 31, 2019 reported in our balance sheet is as follows:

2019
Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$56,092,840
Liabilities for losses and loss adjustment expenses, net of Reinsurance	56,092,840
Reinsurance recoverable on unpaid claims:
Medical professional	7,515,135
Total reinsurance recoverable on unpaid claims	7,515,135
Total gross liability for losses and loss adjustment expenses	$63,607,975

Investments

Our investments in fixed maturity securities are classified as available for sale and are carried at fair value with unrealized gains and losses, net of taxes, reflected as a component of equity. We also invest in equity securities which are stated at fair value with unrealized gains and losses credited or charged to net income (loss) as incurred.  The goal of our investment activities is to complement and support our overall mission. An important component of our operating results has been the return on invested assets. Our investment objectives are (i) accumulation and preservation of capital, (ii) optimization, within accepted risk levels, of after-tax returns, (iii) assuring proper levels of liquidity, (iv) providing for an acceptable and stable level of current income, (v) managing the maturities of our investment securities to reflect the maturities of our liabilities, and (vi) maintaining a quality, diversified portfolio. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our investment portfolio is managed by Positive Insurance Company’s Investment Committee and Wilmington Trust, with the exception of certain direct investments at December 31, 2018, which previously represented approximately 4% of the total portfolio.

The following table sets forth information concerning our investment portfolio as of December 31.

	2019		2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Fixed maturity securities available-for-sale:
U.S. government	$10,751,562	10.3%	$12,737,756	13.1%
States, territories, and possessions	1,143,023	1.1%	1,125,479	1.2%
Subdivisions of states, territories, and possessions	12,822,865	12.2%	13,292,064	13.7%
Industrial and miscellaneous	71,030,592	67.9%	58,051,370	59.9%
Total fixed maturity securities	95,748,042	91.5%	85,206,669	87.9%
Equity securities	7,756,966	7.4%	7,267,094	7.5%
Other investments	-	0.0%	4,051,399	4.2%
Short-term investments	1,169,472	1.1%	373,949	0.4%
Total investments	$104,674,480	100.0%	$96,899,111	100.0%

At December 31, 2018, we had ownership interests in limited partnership equity hedge funds.  Our partnership interests were measured at fair value using the funds’ net asset values as a practical expedient.  At December 31, 2018, the fair value and cost basis of these investments were $4,051,399 and $3,547,687, respectively.  During the second half of 2019, we sold our interests in these limited partnership funds and recognized a pre-tax gain of $556,723.

At December 31, 2019, our fixed maturity securities had an overall average credit quality of A.  The following table summarizes the distribution of our fixed maturity investments as a percentage of fair value based on average credit ratings assigned by Standard & Poor’s.

	December 31, 2019
	Fair Value	Percentage of Total
U.S. government and AAA	$13,975,988	14.6%
AA	14,637,137	15.3%
A	35,937,635	37.5%
BBB	30,358,520	31.7%
Below investment grade	838,762	0.9%
Total	$95,748,042	100.0%

At December 31, 2019, the average maturity of our fixed maturity investment portfolio was 3.6 years and the average duration was 3.1 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

Our average cash and invested assets and investment income for 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Average cash and invested assets	$113,232,646	$105,921,752
Net investment income	2,960,367	2,568,907
Return on average cash and invested assets	2.61%	2.43%

We use quoted values and other data provided by independent pricing services as inputs in our process for determining fair values of our investments. The pricing services cover substantially all of the securities in our portfolio for which publicly quoted values are not available. The pricing services’ evaluations represent an exit price, a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. The pricing is based on observable inputs either directly or indirectly, such as quoted prices in markets that are active, quoted prices for similar securities at the measurement date, or other inputs that are observable. Additionally, our investments in limited partnership funds were measured at fair value using the funds’ net asset values as a practical expedient.

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

Ratings

Demotech, Inc. (“Demotech”), a nationally recognized, independent rating agency, rates the financial strength of Positive Insurance Company.  Ratings are not recommendations to buy the Company’s stock.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims and other factors more relevant to policyholders than investors.  We believe that the rating assigned by Demotech is material to our operations.  We currently only participate in the ratings process of Demotech.  However, we intend to seek participation in the ratings process of A.M. Best Company, Inc. in the future.

The rating scale of Demotech is characterized as follows:

•	A’’ (A Double Prime), Unsurpassed
•	A’ (A Prime), Unsurpassed
•	A, Exceptional
•	S, Substantial
•	M, Moderate
•	L, Licensed
•	NR, Not Rated
•	N/A, Ineligible

Positive Insurance Company’s financial stability rating of A’ (A Prime), Unsurpassed was affirmed on March 18, 2020.

A downgrade in the Demotech rating of Positive Insurance Company would result in a material loss of business as policyholders would move to other companies with higher financial strength ratings.  Accordingly, such a downgrade would have a material adverse effect on our results of operations, liquidity and capital resources.  This rating is subject to revision or withdrawal at any time by the rating agency, and therefore, no assurance can be given that we or Positive Insurance Company can maintain this rating.

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

State insurance laws and regulations require Positive Insurance Company to file financial statements with state insurance departments everywhere we do business, and the operations of Positive Insurance Company and its respective accounts are subject to examination by those departments at any time. Positive Insurance Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by Pennsylvania. Pennsylvania generally conforms to National Association of Insurance Commissioners (“NAIC”) practices and procedures, so its examination reports and other filings generally are accepted by other states.

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In the states in which Positive Insurance Company writes insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. Positive Insurance Company recently applied for a license in the state of Texas, was admitted in November 2019, and is currently in the process of obtaining approval on premium rates before we can begin writing business in Texas.  Positive Insurance Company intends to apply for approval to act as a surplus lines carrier in those states where we believe sufficient business opportunities make providing surplus lines coverage to physicians and other healthcare providers in those states attractive. Positive Insurance Company also intends to apply for approval to act as a reinsurer in those states where we believe sufficient business opportunities exist to provide quota share insurance to RRGs that are attractive acquisition targets.

Examinations.

Examinations are conducted by the Pennsylvania Insurance Department every three to five years. Past examinations, including the most recent exam completed through December 31, 2017, did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on our operations.

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

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level, the regulatory authority is mandated to place the company under its control.  As of December 31, 2019, the total adjusted capital of Positive Insurance Company was 6.3 times its authorized control level.  The capital level of Positive Insurance Company has never triggered any of these regulatory capital levels. We cannot assure you, however, that the capital requirements applicable to Positive Insurance Company will not increase in the future.

NAIC Ratios.

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments.  As of December 31, 2019, Positive Insurance Company only had one IRIS ratio, the two-year overall operating ratio, fall outside the NAIC’s tolerable range, and that was due to operating results which were reported prior to the conversions and merger of PPIX, PCA, and PIPE.

Enterprise Risk Assessment.

In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Beginning in 2016, Pennsylvania required insurers domiciled in Pennsylvania to include an enterprise risk assessment in its annual report. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In addition, in 2012 the NAIC adopted the Own Risk Solvency Assessment (ORSA) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although Positive Insurance Company is exempt from ORSA because of its size, we intend to incorporate those elements of ORSA that we believe constitute “best practices” into our annual internal enterprise risk assessment.

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

Guaranty Fund Laws.

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2019 and 2018, we incurred total assessment expense in the amounts of $70,000 and $36,000, respectively, pursuant to state insurance guaranty association laws.

Positive Insurance Company establishes reserves relating to insurance companies that are subject to insolvency proceedings when it is notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on Positive Insurance Company under these laws.

Federal Regulation.

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

We are also subject to the Fair and Accurate Credit Transactions Act of 2003, or FACTA, and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, both of which require us to protect the privacy of our customers’ information, including health and credit information.

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

Privacy.

As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. An NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. We have implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

OFAC.

The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the SDN List). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC.

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

In addition, as an emerging growth company, we are exempt from Section 14A (a) and (b) of the Exchange Act, which requires shareholder approval of executive compensation and golden parachutes.

Dividends.

Our insurance subsidiary, Positive Insurance Company, is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the holding company.  In considering future dividend policy, Positive Insurance Company will consider, among other things, applicable regulatory constraints.  At December 31, 2019, Positive Insurance Company had statutory surplus of $39,415,264.

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

Prior to its payment of any dividend, Positive Insurance Company will be required to provide notice of the dividend to the Pennsylvania Insurance Department.  This notice must be provided to the Pennsylvania Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend.  The Pennsylvania Insurance Department has the power to limit or prohibit dividends if Positive Insurance Company is in violation of any law or regulation.  These restrictions or any subsequently imposed restrictions may affect our future liquidity.  No dividends were paid in 2019 and 2018.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

The Company is periodically subject to litigation in the normal course of its business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 27, 2019, the Company completed its initial public offering. The Company’s common stock trades on The NASDAQ Stock Market under the symbol “PPHI.” At May 11, 2020, there were 77 registered holders of the Company’s common stock.

The following is information regarding sales prices for our common stock, which commenced trading on April 1, 2019:

	Second	Third	Fourth
	Quarter	Quarter	Quarter
PPHI common stock prices:
High	$14.50	$14.00	$13.02
Low	$10.80	$12.01	$11.40
Close	$14.00	$12.02	$11.40

Dividends

Payment of dividends on our common stock is subject to determination and declaration by our Board of Directors. Our dividend policy will depend upon our financial condition, results of operations and future prospects. At present, we have no intention to pay dividends to our shareholders. We cannot assure you that dividends will be paid, or if and when paid, that they will continue to be paid in the future. The order of the Pennsylvania Insurance Department approving the conversions of PPIX, PCA and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by us to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, our two principal stockholders, or any other shareholder without the prior approval of the Pennsylvania Insurance Department, for a period of three years following the effective date of the conversions.

Unregistered Sales of Equity Securities

The Company, PPIX, PCA, and PIPE entered into a Standby Stock Purchase Agreement, dated June 1, 2018, with Insurance Capital Group, LLC (“ICG”) in connection with the Company’s anticipated initial public offering. Pursuant to the terms of that agreement, ICG agreed to purchase such number of shares in the Company’s initial public offering that would result in at least the minimum number of shares being sold in the offering. ICG subsequently agreed to permit Enstar Holdings (US) LLC to purchase 30% of the shares that ICG would otherwise purchase. Contemporaneously with the completion of the Company’s public offering on March 27, 2019, the Company issued a total of 2,499,500 shares to the standby purchasers at the public offering price of $10.00 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to provide a more comprehensive review of Positive Physicians Holdings, Inc. (“PPHI”) and its wholly owned subsidiary’s (collectively referred to as the “Company,” which also may be referred to as “we” or “us”) operating results and financial condition than can be obtained from reading the Financial Statements alone.  The discussion should be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of the Company.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K constitutes forward-looking information that involves risk and uncertainties. Please see “Forward-Looking Statements” in Part I for more information.

OVERVIEW

Positive Physicians Holdings, Inc. is a Pennsylvania domiciled holding company, which was incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians’ Insurance Program Exchange (“PIPE”).  In connection with the completion of PPHI’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies.

As part of the conversions, on March 27, 2019, PPIX merged with and into PPIX Conversion Corp., PCA merged with and into PCA Conversion Corp., and PIPE merged with and into PIPE Conversion Corp.  Accordingly, PPIX, PCA, and PIPE no longer exist.  Immediately thereafter, PCA Conversion Corp. and PIPE Conversion Corp. merged with and into PPIX Conversion Corp., which then changed its name to Positive Physicians Insurance Company (“Positive Insurance Company”) and became our single insurance company subsidiary and successor to PPIX, PCA, and PIPE.  PPHI had minimal assets and liabilities and had not engaged in any operations prior to March 27, 2019.

Positive Insurance Company writes medical malpractice insurance for healthcare providers practicing in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan.  Diversus Management, LLC (“Diversus Management”) manages and administers essentially all of the operations of Positive Insurance Company under the terms of a management agreement.  Diversus Management is a wholly owned subsidiary of Diversus, Inc. (“Diversus”).  Pursuant to the terms of the agreement, effective March 27, 2019, Diversus Management provides such administrative services to Positive Insurance Company in exchange for fees based upon a percentage of Positive Insurance Company’s gross written premiums, less return premiums.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.  Positive Insurance Company remains responsible for all underwriting decisions and the payment of all claims and claims related expenses incurred under policies issued by Positive Insurance Company and for all sales commissions paid to producers.

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

Overview of PPIX

PPIX was an unincorporated exchange organized on April 20, 2004 and was licensed by the Commonwealth of Pennsylvania as a reciprocal insurance exchange.  PPIX provided medical professional liability insurance consisting of claims-made, tail, claims made plus, and occurrence policies to its subscribers (policyholders).  On October 9, 2018, Positive Physicians Captive Insurance Company (“PPCIC”), a sponsored captive insurance company, was incorporated in the State of New Jersey and became a wholly owned subsidiary of PPIX.  PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018.  PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”).  Keystone is owned by an insured of Positive Insurance Company.

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

PIPE was managed by Physicians’ Insurance Program Management Company (“PIPE Management”), a Pennsylvania corporation, pursuant to the terms of an Attorney-in-Fact Agreement between the exchange and PIPE Management.  PIPE Management provided salaries and benefit expenses of the employees, rent and other occupancy expenses, supplies, and data processing services to PIPE, and paid certain expenses on behalf of PIPE in exchange for 25% of gross written premium.  As the attorney-in-fact, PIPE Management had the power to direct the activities of PIPE that most significantly impact PIPE’s economic performance.  Diversus acquired 100% of the ownership interests of PIPE Management on November 23, 2015.

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

The MPLI market began to experience a soft market cycle around the second quarter of 2008, due primarily to the large rate increases taken over the previous six years.  The soft market continued and was facilitated by the restructuring of the healthcare industry, partially as a result of the Affordable Care Act.  This resulted in significant price competition, as the number of medical professionals practicing independent of hospitals or large professional groups began to decline.  According to a study prepared by the National Association of Insurance Commissioners, MPLI direct premiums written declined by 24.0% on a national basis from 2006 to 2018 and declined by 14.6% in Pennsylvania and 33.0% in New Jersey during this same time period.  This resulted in lower direct premiums written and lower operating profits for many MPLI carriers.

The soft market cycle troughed in 2012, and since then, national loss payouts, on average, have steadily increased through 2019.  As a result, underwriting criteria in the MPLI industry has started to become more stringent, with opportunities for improved pricing, and we believe the market cycle is currently transitioning to a hard market.  At Positive Insurance Company, beginning in April 2020 our renewal book of business has begun to experience price increases of 2.5% through reduced credits, a development which we expect to continue and extend through our policy renewals in 2020.  We are also seeing rate increases take place by other carriers in many of the states in which we write business.

In addition to pricing increases, in what we perceive to be the beginnings of a hard market, we intend to achieve further premium growth with our expansion into new states.  Positive Insurance Company is currently in the process of obtaining licenses to write business in the states of California and Florida and was recently admitted into Texas in November 2019.

Effects of COVID-19

Our operations and business have experienced disruptions due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions include, but are not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders currently in force.  Our management has devoted substantial time and attention to assessing the potential impact of COVID-19 and those events on our operations and financial position and developing operational and financial plans to address those matters.

As a result of the COVID-19 pandemic, we anticipate that premiums will decrease due to policy endorsements associated with doctors electing to work part time, take a leave of absence or retire.  In addition, our insureds may elect to temporarily change specialties.  For example, a doctor may choose to drop from orthopedic surgery to office-only status due to the lack of elective surgeries.  We have received notification for such requests from our policyholders which will go into effect on June 30, 2020.

In terms of collections, prior to the pandemic, our policy was to cancel any insurance policies for which premiums had not been received within 60 days subsequent to policy effective date, with notice of intent to cancel sent to the insured after 30 days post-inception date.  As a result of COVID-19, we have updated this policy and suspended cancellations of insurance contracts resulting from non-payment of premium until June 30, 2020 for invoices due after April 1, 2020.  Through May 11, 2020, the amount of premium payment deferrals is about $817,000.  Dependent upon the extent to which our policyholders’ own businesses have been impacted by the pandemic, our collection of premiums against current in-force policies could be significantly impacted.

With respect to claims, our policyholder base mainly consists of physicians, their corporations and medical groups.  During the COVID-19 pandemic, on-site visits to doctors have declined and been replaced by an increase in telehealth/virtual office visits.  Since the COVID-19 pandemic resulted in government-issued work from home orders, we have seen the number of new claims reported begin to decrease.  In general, our expectation is that the frequency of new claims reported during this time period will decrease.  As to actual claims relating to COVID-19 exposures, we anticipate that the number of claims will be minimal.  Unless some unforeseen fact pattern is established, we expect that the difficulty of establishing the source of a COVID-19 exposure, as well as the heroic efforts of healthcare providers, will serve to make such claims unattractive to both patients and their counsel.  We do not anticipate our loss and LAE ratios to be impacted.  However, this view could change in the future depending on the duration of the pandemic and if the lower frequency of new claims reported becomes a trend.

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

Net investment income and net realized and unrealized gains (losses) from investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, short-term investments, and equity and debt securities.  Investment income includes interest and dividends earned.  We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of other-than-temporary-impairment or sold for an amount less than their cost or amortized cost, as applicable.  Realized gains and losses on sales of fixed maturity and equity securities and other investments and unrealized holding gains and losses on equity securities and other investments are included in realized investment gains (losses), net.  Our portfolio of investment securities is managed by our outside investment manager, who has discretion to buy and sell securities in accordance with the investment policy approved by Positive Insurance Company’s Board of Directors.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability.  Some of these measurements are “non-GAAP” financial measurements under Securities and Exchange Commission rules and regulations.  We utilize certain non-GAAP financial performance measures that are widely used in the property and casualty insurance industry and that we believe are valuable in managing our business and for comparison to our peers.  These financial performance measures are the loss and LAE ratio, expense ratio, combined ratio, underwriting income (loss), and operating income (loss).

We measure growth by monitoring changes in gross premiums written and net premiums written, and measure underwriting profitability by examining losses and LAE, underwriting expenses and combined ratios.  We also measure profitability by examining underwriting income (loss) and operating income (loss).

Loss and LAE ratio

The loss and LAE ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned.  Positive Insurance Company measures the loss and LAE ratio on a policy year and calendar year loss basis to measure underwriting profitability.  A policy year loss and LAE ratio measures losses and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year.  A calendar year loss and LAE ratio measures losses and loss adjustment expenses for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

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

Operating income (loss)

Operating income (loss) measures the profitability of business operations.  We define it as GAAP net income (loss) excluding net realized investment gains and losses, net of tax.  Net realized investment activity is excluded because net realized investment gains and losses are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business operations.  Operating income is a non-GAAP measure which is important for an understanding of our overall results of operations.  However, it does not replace net income (loss) as the GAAP measure of our consolidated results of operations, nor should it be viewed as a substitute for measures determined in accordance with GAAP.

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments:

•	losses and loss adjustment expenses;
•	the valuation of our investment portfolio and assessment of other-than-temporary impairments (“OTTI”);
•	deferred acquisition costs;
•	reinsurance recoverable; and
•	valuation of deferred tax assets.

We believe our accounting policies for these items are of critical importance to our consolidated financial statements.  The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts.

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

When a claim is reported to us, our claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated.  The amount of the loss reserve for the reported claim is based primarily upon a claim-by-claim evaluation of coverage, liability, and injury severity, and any other information considered pertinent to estimating the exposure presented by the claim.  Each claim is contested or settled individually based upon its merits, and some claims may take years to resolve, especially if legal action is involved.  Case reserves are reviewed on a regular basis and are updated as new information becomes available.

In addition to case reserves, we maintain reserve estimates for those that have been incurred but not reported (“IBNR”).  These reserves include estimates for the future development of case reserves and claims in which case reserves have not yet been established.  Some claims may not be reported for several years.  As a result, the liability for unpaid losses and LAE reserves includes significant estimates for IBNR.

We utilize an independent actuary to assist with the estimation of our losses and LAE reserves on a quarterly basis.  Our independent actuary prepares estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods described below.  We review these estimates and supplement the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.  We may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.

We accrue liabilities for unpaid losses and LAE based upon estimates of the ultimate amount payable. We project our estimate of ultimate losses and LAE by using the following actuarial methodologies:

•

Actual versus Expected Model - The Actual versus Expected Model utilizes the actuarial point ultimate loss and defense containment cost (“DCC”) estimates as of the prior reserve review which are adjusted based on the difference between actual and expected loss development between the prior reserve review and the current evaluation to arrive at an updated actuarial point ultimate loss and DCC estimate. The method is dependent on the loss development factors used to determine the expected losses.

•

Bornhuetter-Ferguson Method (Paid and Incurred) - The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss development basis and an incurred loss development basis. This method uses the selected loss development patterns from each of the two loss development methods to calculate the expected percentage of loss unpaid or unreported, as applicable. The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

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

•

Frequency/Severity Method - The Frequency/Severity Method estimates ultimate losses by estimating a frequency and a severity component. For each year, the actuary estimates ultimate claim counts and an ultimate average severity. The actuary then multiplies these two estimates together. The method is useful when the claim count development pattern is more stable than the loss development pattern.

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

We estimate IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred as of the financial statement date.  We then reduce the estimated ultimate losses and LAE by loss and LAE payments and case reserves carried as of the financial statement date.  The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results.  The specific method used to estimate the ultimate losses will vary depending on the judgment of the actuary as to what is the most appropriate method for the MPLI business.  Finally, we consider other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

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

Our independent actuary determined a range of reasonable reserve estimates shown in the tables below, which reflect the uncertainty inherent in the loss reserve process.  This range does not represent the range of all possible outcomes.  We believe that the actuarially determined ranges represent reasonably likely changes in the loss and LAE estimates, however, actual results could differ significantly from these estimates.  The range was determined after a review of the output generated by the various actuarial methods utilized.  Our actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on their knowledge and judgment.  In addition, when selecting these low and high estimates, the actuary considered:

•	Historical industry development experience in MPLI;
•	Historical company development experience;
•	Changes in the company’s internal claims processing policies and procedures; and
•	Trends and risks in claim costs, such as risk that medical cost inflation could increase.

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

The width of the range in reserves arises primarily because specific losses may not be known and reported for some time and the ultimate losses and LAE paid and incurred with respect to known losses may be larger or smaller than currently estimated. The ultimate frequency or severity of the claims can be very different than the assumptions used in the estimation of our ultimate reserves for these exposures.

Specifically, the following factors could impact the frequency and severity of claims and, therefore, the ultimate amount of losses and loss adjustment expenses paid:

•	The rate of increase in medical costs that underlie insured risks; and
•	Impact of changes in laws or regulations.

The estimation process for determining the liability for unpaid losses and LAE inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled or resolved for amounts less than originally estimated or a reduction in the estimate for unpaid losses and loss adjustment expense (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled or resolved for amounts greater than originally estimated or an increase in the estimate for unpaid losses and loss adjustment expense (unfavorable development).

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Incurred Loss Development Method in order to estimate its liability for losses and LAE.  Following the conversions and merger which were completed on March 27, 2019, the Company changed its approach by aggregating its data, previously under PPIX, PCA, and PIPE, and performing a single loss reserve analysis, as opposed to three separate loss reserve analyses.  The Company used combined development patterns based on PPIX, PCA, and PIPE experience for claims-made development factors, but derived occurrence development factors strictly based on former PPIX experience.  Tail policy development factors were derived from the occurrence factors.  Management does not believe that the effects of these changes had a material impact on the Company’s estimates.  The year-end loss reserve analysis also assumes that the Company will no longer utilize Andrews Outsource Solutions LLC to provide claims processing and risk management services following 2020, a measure which is expected to reduce the amount of LAE incurred in subsequent periods.  If this action is not taken, then the Company’s reserves for loss adjustment expenses would increase as a result.  There were no other significant changes in the methodologies and assumptions used to develop the liabilities for losses and LAE during the year ended December 31, 2019.

The following tables provide case and IBNR reserves for losses and LAE at December 31, 2019 and 2018 (dollars in thousands).

At December 31, 2019

December 31, 2019	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,127	$25,966	$56,093
Total net reserves	30,127	25,966	56,093
Reinsurance recoverable on unpaid claims	1,895	5,620	7,515
Gross reserves	$32,022	$31,586	$63,608

At December 31, 2018

December 31, 2018	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,741	$29,701	$60,442
Total net reserves	30,741	29,701	60,442
Reinsurance recoverable on unpaid claims	1,614	6,336	7,950
Gross reserves	$32,355	$36,037	$68,392

At December 31, 2019 and 2018, Positive Insurance Company’s total liability for losses and LAE was $63,607,975 and $68,392,333, respectively.

The components of our (favorable) unfavorable development of reserves for losses and LAE for prior accident years by accident year were as follows (dollars in thousand):

Accident Year	2019	2018
2009 and prior	$(185)	$455
2010	(158)	(755)
2011	(151)	(988)
2012	956	(152)
2013	(148)	575
2014	135	(25)
2015	(1,056)	(121)
2016	647	2,515
2017	(1,279)	2,554
2018	1,375	—
Total net (favorable) unfavorable development	$136	$4,058

In 2019, the unfavorable development related to reserve strengthening in the 2018 report year for claims-made policies and, to a lesser extent, the 2012 and 2016 accident years for occurrence policies, but was largely offset by favorable development in the 2015 report year for claims-made policies and 2017 accident year for occurrence policies.

During 2018, we experienced unfavorable development primarily related to significant reserve strengthening in the 2016 and 2017 accident years for both claims-made and occurrence policies.

As discussed earlier, the estimation of Positive Insurance Company’s losses and LAE reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year.

	Recent Variabilities of the Liability for
	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance Recoverables
Dollars in thousands	2015	2016	2017	2018	2019
As originally estimated	$70,514	$63,288	$61,046	$60,442	$56,093
As estimated at December 31, 2019	60,874	65,035	67,771	65,147	56,093
Net cumulative redundancy (deficiency)	9,640	(1,747)	(6,725)	(4,705)	—
% redundancy (deficiency)	13.7%	-2.8%	-11.0%	-7.8%	-%

At December 31, 2019, our carried reserves for losses and loss adjustment expenses, net of reinsurance, reflect an estimate of loss and LAE reserves that is approximately the point estimate of our actuaries’ range of loss reserves.  If the liability for losses and loss adjustment expenses were recorded at the high end of the actuarially determined range, then the liability for losses and loss adjustment expenses would increase, which would result in a higher net loss and lower equity. If the liability for losses and loss adjustment expenses were recorded at the low end of the actuarially determined range, then the liability for losses and loss adjustment expenses would be reduced with a corresponding increase in net income and equity.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed maturity securities with an average credit quality of A as rated by nationally recognized credit rating agencies.  The portfolio is externally managed by independent, professional investment managers and is broadly diversified across sectors and issuers.  Exposures are aggregated, monitored, and actively managed by our Investment Committee.  We also have an investment policy statement which requires managers to maintain highly diversified exposures to individual issuers and closely monitor compliance with portfolio guidelines.  Our investment portfolio also includes equity securities.

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments.  The fair values of these investments are subject to fluctuation in interest rates.  If we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of December 31, 2019, the average duration of our fixed maturity security investments that support the insurance reserves was approximately 3.1 years and the duration of our insurance reserves was about 2.6 years.  The difference in the duration of our investments and our insurance reserves reflects our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.  We estimate that a 100 basis points (bps) increase in interest rates would reduce the valuation of our fixed maturity portfolio by $3,416,769 at December 31, 2019.

Our investments at December 31 were as follows:

	2019		2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Fixed maturity securities available-for-sale:
U.S. government	$10,751,562	10.3%	$12,737,756	13.1%
States, territories, and possessions	1,143,023	1.1%	1,125,479	1.2%
Subdivisions of states, territories, and possessions	12,822,865	12.2%	13,292,064	13.7%
Industrial and miscellaneous	71,030,592	67.9%	58,051,370	59.9%
Total fixed maturity securities	95,748,042	91.5%	85,206,669	87.9%
Equity securities	7,756,966	7.4%	7,267,094	7.5%
Other investments	-	0.0%	4,051,399	4.2%
Short-term investments	1,169,472	1.1%	373,949	0.4%
Total investments	$104,674,480	100.0%	$96,899,111	100.0%

Our investment portfolio is comprised of mostly investment grade fixed maturity securities and equity securities, all of which are publicly traded.  We believe the portfolio is sufficiently diversified because it does not contain any significant concentrations in single issuers other than U.S. government obligations.  Our largest exposure to a single corporate issuer is $1,743,740, or less than 2% of total invested assets.  In addition, we do not have a significant concentration of our investments in any single industry segment other than finance companies, which comprised approximately 22% of invested assets at December 31, 2019.  Included in this industry segment are diverse financial institutions, including banks (11%) and financial service (9%) and insurance (2%) companies, with no single issuer exceeding 2% of the total investment portfolio.  During the first quarter of 2020, we reduced our exposure to this industry segment by about 3%.  All of our investments as of December 31, 2019 are dollar denominated.

At December 31, 2019, our fixed maturity securities had an overall average credit quality of A.  The credit quality of our fixed maturity securities at the end of the year was broken down as follows:

	2019
	Fair Value	Percentage of Total
U.S. government and AAA	$13,975,988	14.6%
AA	14,637,137	15.3%
A	35,937,635	37.5%
BBB	30,358,520	31.7%
Below investment grade	838,762	0.9%
Total	$95,748,042	100.0%

Ratings as assigned by Standard and Poor’s.  Such ratings are generally assigned at the time of the issuance of the securities, subject to revision on the basis of ongoing evaluations.

At December 31, 2019, all but 17 of the publicly traded securities in our fixed maturity portfolio were of investment grade credit quality.  The 17 below investment grade securities had an aggregate fair value of $838,762 and a net unrealized loss of $(3,761).

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).  Investments in equity securities are stated at fair value and unrealized holding gains and losses are credited or charged to net income (loss) as incurred.  During 2019 and 2018, we had ownership interests in limited partnership equity hedge funds which were sold in 2019.  The partnership interests were measured at fair value using the funds’ net asset values as a practical expedient.  Unrealized holding gains and losses on partnership interests were credited or charged to net income (loss) as incurred.  Realized gains and losses on sales of equity and fixed maturity securities as well as other investments are recognized into income based upon the specific identification method.  Interest and dividends are recognized as earned. We regularly evaluate all of our investments based on current economic conditions, credit loss experience, and other specific developments.  If there is a decline in a security’s net realizable value that is other than temporary, it is considered as a realized loss and the cost basis in the security is reduced to its estimated fair value.

The following table shows the fair value and amortized cost/cost of our available-for-sale fixed maturity securities:

	December 31, 2019		December 31, 2018
	Fair Value	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost
U.S. government	$10,751,562	$10,689,829	$12,737,756	$12,859,101
States, territories, and possessions	1,143,023	1,096,638	1,125,479	1,111,879
Subdivisions of states, territories, and possessions	12,822,865	12,440,863	13,292,064	13,230,690
Industrial and miscellaneous	71,030,592	69,445,114	58,051,370	59,561,984
Total fixed maturity securities	$95,748,042	$93,672,444	$85,206,669	$86,763,654

The fair value of these securities increased $10,541,373 during 2019, primarily due to the investing of net proceeds from the initial public offering stock issuance and unrealized appreciation driven by declining interest rates.  The net unrealized gain on these securities at December 31, 2019 was $2,075,598 or more than 2% of the amortized cost or cost basis.  The net unrealized gain included gross unrealized gains of $2,127,857 and gross unrealized losses of $52,259.

For 2019, our investment portfolio experienced a gain in the net change in unrealized gains/losses of $5,088,803, with gains occurring in fixed maturity securities and equity securities.

	December 31,
	2019	2018	Difference
Fixed maturity securities:
Unrealized gains	$2,127,857	$221,846	$1,906,011
Unrealized losses	(52,259)	(1,778,831)	1,726,572
Net fixed maturity securities unrealized gains (losses)	2,075,598	(1,556,985)	3,632,583
Equity securities:
Unrealized gains	1,493,581	524,526	969,055
Unrealized losses	(339,077)	(826,242)	487,165
Net equity securities unrealized gains (losses)	1,154,504	(301,716)	1,456,220
Net unrealized gain (loss)	$3,230,102	$(1,858,701)	$5,088,803

The fair value and unrealized losses of our securities that were temporarily impaired at December 31, 2019 and 2018 are as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
U.S. government	$2,628,516	$8,227	$4,061,077	$30,263	$6,689,593	$38,490
Subdivisions of states, territories, and possessions	—	—	93,000	7,470	93,000	7,470
Industrial and miscellaneous	4,773,607	5,934	350,922	365	5,124,529	6,299
Total fixed maturity securities	$7,402,123	$14,161	$4,504,999	$38,098	$11,907,122	$52,259

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
U.S. government	$1,757,021	$5,521	$8,858,782	$203,178	$10,615,803	$208,699
States, territories, and possessions	410,416	897	—	—	410,416	897
Subdivisions of states, territories, and possessions	3,138,650	11,729	1,993,170	32,862	5,131,820	44,591
Industrial and miscellaneous	28,187,416	563,317	25,787,215	961,327	53,974,631	1,524,644
Total fixed maturity securities	$33,493,503	$581,464	$36,639,167	$1,197,367	$70,132,670	$1,778,831

At December 31, 2019, we had gross unrealized losses on fixed maturity securities of $52,259, compared to gross unrealized losses of $1,778,831 at December 31, 2018.  Most of these unrealized losses were attributable to fluctuations in interest rates. We have not observed any evidence which would lead us to believe that the entire amortized cost basis will not be recovered.

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

For 2019 and 2018, we determined that none of our securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the consolidated and combined financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

The table below presents the level within the fair value hierarchy generally utilized to estimate the fair value of assets disclosed on a recurring basis at December 31, 2019 and 2018:

December 31, 2019	Total	Level 1	Level 2	Level 3
Fixed maturity securities	$95,748,042	$—	$95,748,042	$—
Equity securities	7,756,966	7,756,966	—	—
	$103,505,008	$7,756,966	$95,748,042	$—

December 31, 2018	Total	Level 1	Level 2	Level 3
Fixed maturity securities	$85,206,669	$—	$85,206,669	$—
Equity securities	7,267,094	7,267,094	—	—
	$92,473,763	$7,267,094	$85,206,669	$—

Investment Portfolio Update

Our investment portfolio has experienced significant fluctuations in fair value as a result of the market volatility due to the COVID-19 pandemic.  The following tables reflect the changes in our investment portfolio since December 31, 2019.

	Amortized Cost/Cost	Gross Unrealized Gains, Net	Fair Value
May 8, 2020
U.S. government	$9,172,746	$190,297	$9,363,043
States, territories, and possessions	1,091,178	47,775	1,138,953
Subdivisions of states, territories, and possessions	12,313,961	358,989	12,672,950
Industrial and miscellaneous	68,391,118	1,727,660	70,118,778
Total fixed maturity securities	90,969,003	2,324,721	93,293,724
Equity securities	6,446,067	(66,457)	6,379,610
Short-term investments	2,231,703	(9)	2,231,694
Total investments	99,646,773	2,258,255	101,905,028
Cash and cash equivalents	19,924,270	-	19,924,270
	$119,571,043	$2,258,255	$121,829,298

	Amortized Cost/Cost	Gross Unrealized Gains, Net	Fair Value
December 31, 2019
U.S. government	$10,689,829	$61,733	$10,751,562
States, territories, and possessions	1,096,638	46,385	1,143,023
Subdivisions of states, territories, and possessions	12,440,863	382,002	12,822,865
Industrial and miscellaneous	69,445,114	1,585,478	71,030,592
Total fixed maturity securities	93,672,444	2,075,598	95,748,042
Equity securities	6,602,462	1,154,504	7,756,966
Short-term investments	1,169,472	-	1,169,472
Total investments	101,444,378	3,230,102	104,674,480
Cash and cash equivalents	20,988,081	-	20,988,081
	$122,432,459	$3,230,102	$125,662,561

Deferred Acquisition Costs

Certain direct acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the successful production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off.

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

Our reinsurance recoverable balance at December 31, 2019 was $7,850,409, which we anticipate will be fully collectible.  Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is determinable from specific contract provisions, the collectability of such amounts requires estimation by management.  Many years may pass between the occurrence of a claim, when it is reported to us and when we ultimately settle and pay the claim.  As a result, it can be several years before a reinsurer has to actually remit amounts to us.  Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may still acknowledge their contractual obligation to do so, they may not have the financial resources to fully meet their obligation to us.  If this occurs, we may have to write down a reinsurance recoverable to its then determined net realizable value and reflect that write-down in earnings in the period such determination is made.  We attempt to limit any such exposure to uncollectible reinsurance recoverable by assessing the creditworthiness of our reinsurers.  In addition, we require collateral, such as assets held in trust or letters of credit, for certain reinsurance recoverable balances.  However, if our future estimate of uncollectible recoverable exceeds our current expectations, we may need to record an allowance for uncollectible reinsurance recoverable.  This allowance would result in a charge to earnings in the period recorded.  Accordingly, any related charge could have a material adverse effect on our financial condition, results of operations and liquidity.

At December 31, 2019, the amount of our reinsurance recoverable which was uncollateralized was $1,799,409.  This uncollateralized balance was recoverable from reinsurers rated “A” or better by A.M. Best.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of its assets and liabilities. The effect of a change in tax rates is recognized in the period of the enactment date.

At December 31, 2019, we had a net deferred tax asset of $891,584, resulting from $2,362,499 of gross deferred tax assets reduced by $1,470,915 of deferred tax liabilities.  In establishing the appropriate value of this asset, management must make judgments about our ability to utilize the net tax benefit from the reversal of temporary differences and the utilization of operating loss carryforwards that will begin to expire in 2038.

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

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act includes certain income tax-related law changes that we believe will have a material effect on our deferred income taxes in 2020. The most significant effect on our deferred income taxes is expected to be due to changes in the Federal net operating loss (“NOL”) carryback provisions which will allow us to carryback NOLs originating in 2018 and 2019 to prior tax years with corporate income tax rates of 34% (as opposed to forward to future tax years with corporate income tax rates of 21%). We estimate that this change will result in additional Federal income tax refunds of approximately $1.1 million during 2020 and will reduce our NOL by about $3.1 million, or about $650,000 tax-effected.

Results of Operations

Our results of operations are influenced by factors affecting the MPLI industry, in general.  The operating results of the United States MPLI industry are subject to significant variations due to competition, changes in regulation, rising medical expenses, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

Our premium levels and underwriting results have been, and continue to be, influenced by market conditions.  Pricing in the MPLI industry historically has been cyclical.  During a soft market cycle, price competition is more significant than during a hard market cycle which makes it difficult to attract and retain properly priced MPLI business.  As previously discussed, the markets in which we operate, and the national MPLI markets, have been in a prolonged period of a soft market cycle.  However, we have started to see price increases with our policy renewals in 2020 and we believe the market is beginning to harden.  Therefore, it is generally likely that insurers will be able to increase their rates or profit margins, as market conditions continue to improve.  A hard market typically has a positive effect on premium growth, which can include absolute increases in premiums written.

In 2019, we had a net loss of $(238,951), compared to a net loss of $(5,371,516) in 2018.  We also reported operating losses of $(1,269,329) and $(4,160,239) in 2019 and 2018, respectively.

Total revenues for 2019 were $27,965,606, compared to $24,623,479 for 2018.  The increase in revenues for 2019, compared to prior year, primarily reflects unrealized gains on equity securities recognized in 2019 in contrast to unrealized losses recorded in 2018.  To a lesser extent, the increase in revenues also reflects realized gains on sales of other investments in 2019 and higher net investment income reported in current year.  Net premiums earned increased modestly in 2019, compared to 2018.

The major components of consolidated revenues and pre-tax loss for 2019 and major components of combined revenues and pre-tax loss for 2018 are as follows:

	Year Ended December 31,
	2019	2018
Revenues:
Net premiums earned	$23,700,963	$23,587,834
Net investment income	2,960,367	2,568,907
Realized investment gains (losses), net	1,304,276	(1,533,262)
Total revenues	27,965,606	24,623,479
Expenses:
Losses and loss adjustment expenses	15,574,609	19,583,218
Other underwriting expenses	12,619,517	12,340,647
Interest expense	3,445	6,458
Total expenses	28,197,571	31,930,323
Loss before income taxes	(231,965)	(7,306,844)
Income tax expense (benefit)	6,986	(1,935,328)
Net loss	$(238,951)	$(5,371,516)

Premiums Written and Premiums Earned

The comparative changes in premiums written and premiums earned for 2019 and 2018 are reflected in the table below.  The increases in direct and net premiums written are primarily due to new business written during 2019, while premiums earned remained relatively consistent year-over-year.

	Year Ended December 31,
	2019	2018	% Difference
Premiums written:
Direct	$26,717,701	$25,323,049	5.5%
Ceded	4,044,207	3,700,189	9.3%
Premiums written, net of reinsurance	$22,673,494	$21,622,860	4.9%
Premiums earned:
Direct	$27,137,204	$27,435,509	-1.1%
Ceded	3,436,241	3,847,675	-10.7%
Premiums earned, net of reinsurance	$23,700,963	$23,587,834	0.5%

Net Investment Income

The following table sets forth our average cash and invested assets and investment income for 2019 and 2018:

	Year Ended December 31,
	2019	2018
Average cash and invested assets	$113,232,646	$105,921,752
Net investment income	2,960,367	2,568,907
Return on average cash and invested assets	2.61%	2.43%

Net investment income for 2019 was $2,960,367, compared to $2,568,907 for 2018. The average monthly net investment income increased from $214,000 during 2018 to $247,000 during 2019.

The increase in net investment income primarily reflects the increase in our cash and invested asset positions, due to proceeds from the initial public offering stock issuance in 2019.

Realized Investment Gains (Losses), Net

Realized net investment gains (losses) for 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Total gain on sales of investments	$351,768	$24,256
Unrealized gain (loss) on equity securities and other investments	952,508	(1,557,518)
Total net realized investment gains (losses)	$1,304,276	$(1,533,262)

The total gain on sales of investments in 2019 includes a realized gain of $556,723 related to sales of our interests in limited partnership equity hedge funds.  Our fixed maturity investments and equity investments are available-for-sale because we may, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies.

Losses and Loss Adjustment Expenses

The components of the GAAP combined ratios were as follows:

	Year Ended December 31,
	2019	2018
Loss and LAE ratio	65.7%	83.0%
Expense ratio (1)	45.7%	52.3%
Combined ratio	111.4%	135.3%

(1)	Expense ratio excludes holding company expenses of $1,797,000 for 2019.

The improved loss and LAE ratio for 2019 reflects lower adverse loss reserve development in prior accident years.  During 2019, we recorded unfavorable prior year loss reserve development of $136,271, compared to unfavorable prior year development of $4,057,821 in 2018.

In 2019, the unfavorable development related to reserve strengthening in the 2018 report year for claims-made policies and, to a lesser extent, the 2012 and 2016 accident years for occurrence policies, but was largely offset by favorable development in the 2015 report year for claims-made policies and 2017 accident year for occurrence policies.

During 2018, we experienced unfavorable development primarily related to significant reserve strengthening in the 2016 and 2017 accident years for both claims-made and occurrence policies.

The MPLI line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made and the subsequent time required to settle those claims.  Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Other Underwriting Expenses

Other underwriting expenses, including changes in deferred acquisition costs, were $12,619,517 for 2019, compared to $12,340,647 for 2018.  The amount for 2019 includes expenses incurred by the holding company which did not exist in prior year.  Positive Insurance Company pays a management fee to Diversus Management which is equal to a percentage of premiums written.  This percentage was 25% in 2018 and was reduced to 12%, effective March 27, 2019.  The reduction in the management fee is largely offset by the increase due to holding company expenses in 2019.  Positive Insurance Company also had $371,000 and $532,000 in initial public offering and conversion costs that were expensed during 2019 and 2018, respectively, and are included in other underwriting expenses.

We are required to participate in the Pennsylvania Property and Casualty Insurance Guaranty Association (“PIGA”), which was formed to pay claims on policies issued by insolvent Pennsylvania domiciled property and casualty insurers.  Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania.

Income Tax Expense (Benefit)

The provision for income taxes for 2019 and 2018 resulted in an income tax expense (benefit) of $6,986 and $(1,935,328), respectively.  The Company’s effective tax rate for 2019 and 2018 was 21%.

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

Cash flows for 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
		(Combined)
Cash flows used in operating activities	$(13,352,352)	$(6,765,867)
Cash flows (used in) provided by investing activities	(3,075,119)	2,533,156
Cash flows provided by (used in) financing activities	33,511,932	(59,895)
Net increase (decrease) in cash and cash equivalents	$17,084,461	$(4,292,606)

Cash flows used in operating activities increased during 2019, compared to prior year, primarily attributable to the current year payment of the $10,000,000 prepaid management fee to Diversus.  Cash flows from investing activities decreased in 2019, compared to 2018, mainly due to additional purchases of fixed maturity securities.  The increase in cash flows from financing activities reflects the initial public offering stock issuance of $33,574,401 in March 2019.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from Positive Insurance Company and capital raising activities.  We utilize cash to pay debt obligations, taxes to the federal government, and corporate expenses.  At December 31, 2019, we had $16,843,126 of cash and short-term investments at our holding company which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and other obligations.

Our insurance subsidiary, Positive Insurance Company, is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the holding company.  In considering future dividend policy, Positive Insurance Company will consider, among other things, applicable regulatory constraints.  At December 31, 2019, Positive Insurance Company had statutory surplus of $39,415,264.

An order by the Pennsylvania Insurance Department approving the conversions of PPIX, PCA, and PIPE prohibits the declaration or payment of any dividend, return of capital, or other distribution by PPHI to Insurance Capital Group, LLC and Enstar Holdings (US) LLC, the two principal stockholders of PPHI, or any other shareholder without the prior approval of the Pennsylvania Insurance Department, for a period of three years following the effective date of the conversions.  Additionally, by the order of the Pennsylvania Insurance Department, Positive Insurance Company cannot pay a dividend to PPHI for a period of three years following the effective date of the conversions without the approval of the Pennsylvania Insurance Department.

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

Recent Accounting Guidance

For a discussion of recent accounting guidance, see Note 4 to the Consolidated and Combined Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The average duration of the fixed maturity securities in our investment portfolio at December 31, 2019 was 3.1 years.  Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We hold these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by management, our investment adviser and our board of directors.

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

The table below shows the interest rate sensitivity on our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at December 31, 2019:

Hypothetical Change in	Estimated Change	Fair
Interest Rates	in Fair Value	Value
200 basis point increase	$(6,839,283)	$88,908,759
100 basis point increase	(3,416,769)	92,331,273
No change		95,748,042
100 basis point decrease	3,399,055	99,147,097
200 basis point decrease	6,821,091	102,569,133

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheet as of December 31, 2019 and Combined Balance Sheet as of December 31, 2018	38

Consolidated Statement of Operations for the Year Ended December 31, 2019 and Combined Statement of Operations for the Year Ended December 31, 2018	39

Consolidated Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2019 and Combined Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2018	40

Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2019 and Combined Statement of Stockholders' Equity for the Year Ended December 31, 2018	41

Consolidated Statement of Cash Flows for the Year Ended December 31, 2019 and Combined Statement of Cash Flows for the Year Ended December 31, 2018	42

Notes to Consolidated and Combined Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Positive Physicians Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Positive Physicians Holdings, Inc (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2019, and the combined balance sheet as of December 31, 2018, the related combined statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes and financial statement schedules I and V (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania

May 14, 2020

Positive Physicians Holdings, Inc.

Consolidated and Combined Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
	(Consolidated)	(Combined)
Assets
Available-for-sale fixed maturity securities, at fair value	$95,748,042	$85,206,669
Equity securities, at fair value	7,756,966	7,267,094
Other investments, at net asset value	—	4,051,399
Short-term investments, at fair value	1,169,472	373,949
Total investments	104,674,480	96,899,111
Cash and cash equivalents	20,988,081	3,903,620
Accrued investment income	699,087	627,213
Premiums receivable	7,383,876	6,623,172
Reinsurance recoverable	7,850,409	7,956,043
Income taxes recoverable	1,313,935	1,297,757
Unearned ceded premiums	1,181,345	573,379
Deferred acquisition costs	2,584,486	3,985,193
Deferred income taxes	891,584	1,676,091
Prepaid management fee	8,928,571	—
Other assets	124,507	486,615
Total assets	$156,620,361	$124,028,194
Liabilities and Stockholders' Equity
Liabilities
Losses and loss adjustment expenses	$63,607,975	$68,392,333
Unearned premiums	12,783,124	13,202,626
Reinsurance payable	1,961,653	1,203,027
Accounts payable, accrued expenses, and other liabilities	5,009,346	3,805,354
Note payable	64,858	127,327
Due to affiliates	—	309,310
Total liabilities	83,426,956	87,039,977
Stockholders' Equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	36,155	—
Additional paid-in capital	49,421,081	15,882,835
Retained earnings	22,096,447	22,335,398
Accumulated other comprehensive income (loss)	1,639,722	(1,230,016)
Total stockholders' equity	73,193,405	36,988,217
Total liabilities and stockholders' equity	$156,620,361	$124,028,194

The accompanying notes are an integral part of these consolidated and combined financial statements.

Positive Physicians Holdings, Inc.

Consolidated and Combined Statements of Operations

Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
	(Consolidated)	(Combined)
Revenues
Net premiums earned	$23,700,963	$23,587,834
Net investment income	2,960,367	2,568,907
Realized investment gains (losses), net	1,304,276	(1,533,262)
Total revenues	27,965,606	24,623,479
Expenses
Losses and loss adjustment expenses, net	15,574,609	19,583,218
Other underwriting expenses	12,619,517	12,340,647
Interest expense	3,445	6,458
Total expenses	28,197,571	31,930,323
Loss before provision for income taxes	(231,965)	(7,306,844)
Provision for income taxes	6,986	(1,935,328)
Net loss	$(238,951)	$(5,371,516)
Loss per common share
Common stock - basic	$(0.07)	$—
Common stock - diluted	$(0.07)	$—
Common stock - basic and diluted	$(0.07)	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Positive Physicians Holdings, Inc.

Consolidated and Combined Statements of Comprehensive Income (Loss)

Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
	(Consolidated)	(Combined)
Net loss	$(238,951)	$(5,371,516)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale fixed maturity securities:
Unrealized holding gain (loss) during the period, net of income tax (expense) benefit of $(762,842) and $342,963, respectively	2,842,592	(1,264,084)
Reclassification adjustments for losses (gains) included in net loss, net of income tax benefit (expense) of $7,216 and $(6,941), respectively	27,146	(26,112)
Other comprehensive income (loss)	2,869,738	(1,290,196)
Comprehensive income (loss)	$2,630,787	$(6,661,712)

The accompanying notes are an integral part of these consolidated and combined financial statements.

Positive Physicians Holdings, Inc.

Consolidated and Combined Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2018 (combined)	$—	$15,882,835	$26,319,019	$1,448,075	$43,649,929
Net loss	—	—	(5,371,516)	—	(5,371,516)
Other comprehensive loss	—	—	—	(1,290,196)	(1,290,196)
Reclassification of unrealized gain of equity securities	—	—	1,387,895	(1,387,895)	—
Balance, December 31, 2018 (combined)	$—	$15,882,835	$22,335,398	$(1,230,016)	$36,988,217
Issuance of common stock	36,155	33,538,246	—	—	33,574,401
Net loss	—	—	(238,951)	—	(238,951)
Other comprehensive income	—	—	—	2,869,738	2,869,738
Balance, December 31, 2019 (consolidated)	$36,155	$49,421,081	$22,096,447	$1,639,722	$73,193,405

The accompanying notes are an integral part of these consolidated and combined financial statements.

Positive Physicians Holdings, Inc.

Consolidated and Combined Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
	(Consolidated)	(Combined)
Cash flows from operating activities:
Net loss	$(238,951)	$(5,371,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	21,664	(1,120,719)
Net realized gain on sales of investments	(351,768)	(24,256)
Unrealized (gain) loss on equity securities and other investments	(952,508)	1,557,518
Amortization of fixed maturity premiums	236,608	245,858
Depreciation and amortization expense	1,124,363	94,112
Changes in operating assets and liabilities:
Accrued investment income	(71,874)	(48,513)
Premiums receivable	(760,704)	13,335
Reinsurance recoverable	105,634	629,808
Income taxes recoverable	(16,178)	(180,230)
Unearned ceded premiums	(607,966)	147,498
Deferred acquisition costs	1,400,707	93,129
Prepaid management fee	(10,000,000)	—
Other assets	309,173	(187,007)
Losses and loss adjustment expenses	(4,784,358)	17,779
Unearned premiums	(419,502)	(2,112,461)
Reinsurance payable	758,626	(216,052)
Accounts payable, accrued expenses, and other liabilities	1,203,992	190,926
Due to affiliates	(309,310)	(495,076)
Net cash flows used in operating activities	(13,352,352)	(6,765,867)
Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	13,053,782	18,336,061
Proceeds from sales of equity securities and other investments	5,618,525	1,324,636
Purchases of fixed maturity securities	(20,236,649)	(14,648,042)
Purchases of equity securities	(723,524)	(2,106,117)
Net purchases of short-term investments	(787,253)	(373,382)
Net cash flows (used in) provided by investing activities	(3,075,119)	2,533,156
Cash flows from financing activities
Proceeds from issuance of common stock	33,574,401	—
Payments of notes payable	(62,469)	(59,895)
Net cash flows provided by (used in) financing activities	33,511,932	(59,895)
Net change in cash and cash equivalents	17,084,461	(4,292,606)
Cash and cash equivalents, at beginning of year	3,903,620	8,196,226
Cash and cash equivalents, at end of year	$20,988,081	$3,903,620
Cash paid during the year for interest	$3,445	$6,620

The accompanying notes are an integral part of these consolidated and combined financial statements.

Positive Physicians Holdings, Inc.

Notes to Consolidated and Combined Financial Statements

1.	Organization

The accompanying consolidated financial statements include the accounts of Positive Physicians Holdings, Inc. and its wholly owned subsidiary (collectively referred to as the “Company”).  Positive Physicians Holdings, Inc. is a Pennsylvania domiciled holding company, which was incorporated on May 1, 2018 for the purpose of acquiring three Pennsylvania based reciprocal insurance exchanges: Positive Physicians Insurance Exchange (“PPIX”), Professional Casualty Association (“PCA”), and Physicians’ Insurance Program Exchange (“PIPE”).  In connection with the completion of the Company’s initial public offering, PPIX, PCA, and PIPE converted from reciprocal insurance exchanges into stock insurance companies and were merged together to form Positive Physicians Insurance Company (“Positive Insurance Company”), a wholly owned subsidiary of the Company.  The Company’s initial public offering and its acquisition of Positive Insurance Company were completed on March 27, 2019.  Prior to that time, the Company had minimal assets and liabilities and had not engaged in any operations.  References to the Company or Positive Insurance Company financial information in this Annual Report prior to the conversion and merger date is to the financial information of PPIX, PCA, and PIPE on a combined basis.  When used in this Annual Report, “we” and “our” mean PPIX, PCA, and PIPE prior to March 27, 2019, and Positive Insurance Company thereafter.

Positive Insurance Company

Positive Insurance Company writes medical malpractice insurance for healthcare providers practicing in Pennsylvania, New Jersey, Ohio, Delaware, Maryland, South Carolina, and Michigan.  Diversus Management, LLC (“Diversus Management”) manages and administers essentially all of the operations of Positive Insurance Company under the terms of a management agreement.  Diversus Management is a wholly owned subsidiary of Diversus, Inc. (“Diversus”).  Pursuant to the terms of the agreement, effective March 27, 2019, Diversus Management provides such administrative services to Positive Insurance Company in exchange for fees based upon a percentage of Positive Insurance Company’s gross written premiums, less return premiums.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.  Positive Insurance Company remains responsible for all underwriting decisions and the payment of all claims and claims related expenses incurred under policies issued by Positive Insurance Company and for all sales commissions paid to producers.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Positive Physicians Holdings, Inc. was formed on May 1, 2018.  The accompanying financial statements for 2018 have been prepared on a combined basis and reflect our historical financial information and results of operations of PPIX, PCA, and PIPE as if the conversions and merger took place as of January 1, 2018.  Prior to the completion of the initial public offering, the Company, PPIX, PCA, and PIPE were under the common control of Diversus.  Additionally, prior to March 27, 2019, the Company did not engage in substantive pre-combination activities, and accordingly, is not considered the acquirer of the net assets of Positive Insurance Company.  The acquirer of these net assets is the majority stockholder of the Company.  Accordingly, the accompanying financial statements do not reflect any adjustments to fair value as might have been determined had the Company accounted for the acquisition of Positive Insurance Company’s net assets as a business combination.

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

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income (loss).  Investments in equity securities are stated at fair value and unrealized holding gains and losses are credited or charged to net income (loss) as incurred and are included in realized investment (losses) gains, net in the accompanying consolidated and combined statements of operations.

In 2018, the Company had ownership interests in limited partnership equity hedge funds, which are reported as other investments in the accompanying combined balance sheet.  The partnership interests were measured at fair value using the funds’ net asset values as a practical expedient.  Unrealized holding gains and losses on partnership interests were credited or charged to net income (loss) as incurred and are included in realized investment gains (losses), net in the accompanying combined statement of operations. The Company sold these partnership interests during the second half of 2019.

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

Deferred Acquisition Costs

Certain direct acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the successful production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.  The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred acquisition costs.  If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, then they would be written off.

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

We also offer extended reporting coverage at no additional charge in the event of disability, death or retirement after a policyholder reaches the age of 55 and has been a mature-claims policyholder with Positive Insurance Company for at least one year.  An extended reporting endorsement policy reserve is required to assure that premiums are not earned prematurely.  This reserve is actuarially determined, and the balance is included in unearned premiums in the consolidated and combined balance sheets.

Premium Deficiency Reserves

Premium deficiency reserves and the related expenses are recognized when it is probable that expected future benefit payments, loss adjustment expenses, direct administration costs, and an allocation of indirect administration costs under a group of existing contracts will exceed anticipated future premiums and reinsurance recoveries considered over the remaining lives of the contracts, and are recorded as a component of deferred acquisition costs in the accompanying consolidated and combined balance sheets. The Company does not consider anticipated investment income when calculating premium deficiency reserves.  As of December 31, 2019 and 2018, the Company did not have any premium deficiency reserves.

Reinsurance

The Company cedes insurance risk to other insurance companies. This arrangement allows us to minimize the net loss potential arising from large risks.  Reinsurance contracts do not relieve the Company of its obligation to its policyholders. Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract.

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

No one insured accounted for over 10% of premiums receivable at December 31, 2019 and December 31, 2018 or gross written premium for the years ended December 31, 2019 and 2018.  We have reinsurance contracts with various reinsurers all of whom have A.M. Best ratings of A or better or have provided collateral to secure their obligations.

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

Comprehensive Income (Loss)

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale fixed maturity securities and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying consolidated and combined balance sheets.  Such items, along with net income (loss), are components of comprehensive income (loss), and are reflected in the accompanying consolidated and combined statements of comprehensive income (loss).  Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income (loss) are recorded in realized investment (losses) gains, net in the accompanying consolidated and combined statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated and combined financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated and combined financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversal of existing taxable temporary differences, tax planning strategies, projected future taxable income, and recent financial operations.

Prior to March 27, 2019, PPIX, PCA, and PIPE filed separate federal income tax returns.  The Company did not recognize any interest and penalties in the accompanying consolidated statement of operations for the year ended December 31, 2019 and the combined statement of operations for the year ended December 31, 2018.  PPIX, PCA, and PIPE remain subject to examination by the Internal Revenue Service for tax years 2016 through 2018 and the short stub period in 2019.  Beginning with 2019 tax year, the Company will file a consolidated federal income tax return.

Conversion Costs

PPIX, PCA, and PIPE incurred direct consulting and other costs related to the conversions from reciprocal insurance exchanges to stock forms of ownership and as part of offering securities during the initial public offering which took place on March 27, 2019.   Conversion and securities offering costs that were not expected to be reimbursed from the gross proceeds of the offering were expensed as incurred and included in other underwriting expenses in the accompanying consolidated and combined statements of operations.

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

The amendments in this ASU:

•	require, among other things, that equity investments be measured at fair value with changes in fair value recognized in net income (loss),
•	simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment,
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

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease.  This guidance also requires entities to make new judgments to identify leases.  The guidance was effective for annual and interim reporting periods beginning after December 15, 2018 and permitted early adoption.  The Company’s adoption of this guidance on January 1, 2019 did not have a significant impact on our financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Company’s consolidated and combined financial statements. The following recently issued accounting pronouncements are relevant to the Company’s consolidated and combined financial statements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification ("ASC") and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss ("CECL") model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life.   The new CECL model is based upon expected losses rather than incurred losses.  Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance.  The ASU was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which extended the effective date of adopting ASU 2016-13.  Under ASU 2019-10, ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar year-end companies).  The Company is currently a smaller reporting company, so once the ASU becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  At this time, we are evaluating the potential impact of ASU 2016-13 in the Company’s consolidated financial statements.

5.	Investments

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures.  Fixed maturity available-for-sale securities and equity securities are recorded at fair value on a recurring basis.  FASB ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

Under ASC Topic 820, we base fair values of assets on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon our or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts we could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of the consolidated and combined financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity securities by major security type for the results at December 31, 2019 and 2018 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. government	$10,689,829	$100,223	$38,490	$10,751,562
States, territories, and possessions	1,096,638	46,385	—	1,143,023
Subdivisions of states, territories, and possessions	12,440,863	389,472	7,470	12,822,865
Industrial and miscellaneous	69,445,114	1,591,777	6,299	71,030,592
Total fixed maturity securities	$93,672,444	$2,127,857	$52,259	$95,748,042

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government	$12,859,101	$87,354	$208,699	$12,737,756
States, territories, and possessions	1,111,879	14,497	897	1,125,479
Subdivisions of states, territories, and possessions	13,230,690	105,965	44,591	13,292,064
Industrial and miscellaneous	59,561,984	14,030	1,524,644	58,051,370
Total fixed maturity securities	$86,763,654	$221,846	$1,778,831	$85,206,669

The table below sets forth the contractual maturity profile of our investments in fixed maturity securities at December 31, 2019 and 2018.  Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost	Fair Value
Due in less than one year	$8,570,607	$8,584,991	$7,094,266	$6,549,872
Due after one year to five years	59,713,323	60,844,219	50,676,297	47,892,580
Due after five years to ten years	24,656,702	25,539,400	27,617,956	29,361,896
Due after ten years	731,812	779,432	1,375,135	1,402,321
	$93,672,444	$95,748,042	$86,763,654	$85,206,669

Realized gains and losses are determined using the specific identification method. During the years ended December 31, 2019 and 2018, proceeds from maturities and sales and gross realized gains and losses on securities and other investments are as follows:

	Year Ended December 31,
	2019	2018
Proceeds	$18,672,307	$19,660,697
Gross gains	651,765	206,973
Gross losses	299,997	182,717

The components of net realized investment gains (losses) for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
(Loss) gain on sales of fixed maturity securities	$(27,146)	$26,112
Gain (loss) on sales of equity securities and other investments	378,914	(1,856)
Total gain on sales of investments	351,768	24,256
Unrealized gain (loss) on equity securities and other investments	952,508	(1,557,518)
Total net realized investment gains (losses)	$1,304,276	$(1,533,262)

The components of net investment income for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Fixed maturity securities	$2,328,645	$2,311,546
Cash and short-term investments	441,666	61,402
Equity securities	274,791	316,736
Other investments	27,708	9,022
	3,072,810	2,698,706
Less investment expenses	112,443	129,799
Net investment income	$2,960,367	$2,568,907

The following table shows fair value and gross unrealized losses of our fixed maturity investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
U.S. government	$2,628,516	$8,227	$4,061,077	$30,263	$6,689,593	$38,490
Subdivisions of states, territories, and possessions	—	—	93,000	7,470	93,000	7,470
Industrial and miscellaneous	4,773,607	5,934	350,922	365	5,124,529	6,299
Total fixed maturity securities	$7,402,123	$14,161	$4,504,999	$38,098	$11,907,122	$52,259

At December 31, 2019, we had 47 fixed maturity securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $14,161 and 40 securities in unrealized loss positions of 12 months or longer with a combined gross unrealized loss of $38,098.

The following table shows fair value and gross unrealized losses of our fixed maturity investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
U.S. government	$1,757,021	$5,521	$8,858,782	$203,178	$10,615,803	$208,699
States, territories, and possessions	410,416	897	—	—	410,416	897
Subdivisions of states, territories, and possessions	3,138,650	11,729	1,993,170	32,862	5,131,820	44,591
Industrial and miscellaneous	28,187,416	563,317	25,787,215	961,327	53,974,631	1,524,644
Total fixed maturity securities	$33,493,503	$581,464	$36,639,167	$1,197,367	$70,132,670	$1,778,831

At December 31, 2018, we had 210 fixed maturity securities in unrealized loss positions of less than 12 months with a combined gross unrealized loss of $581,464 and 243 fixed maturity securities in unrealized loss positions of 12 months or longer with a combined gross unrealized loss of $1,197,367.

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

For the years ended December 31, 2019 and 2018, we determined that none of our fixed maturity securities were other-than-temporarily impaired.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at December 31, 2019:

	Total	Level 1	Level 2	Level 3
U.S. government	$10,751,562	$—	$10,751,562	$—
States, territories, and possessions	1,143,023	—	1,143,023	—
Subdivisions of states, territories and possessions	12,822,865	—	12,822,865	—
Industrial and miscellaneous	71,030,592	—	71,030,592	—
Total fixed maturity securities	95,748,042	—	95,748,042	—
Equity securities	7,756,966	7,756,966	—	—
	$103,505,008	$7,756,966	$95,748,042	$—

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at December 31, 2018:

	Total	Level 1	Level 2	Level 3
U.S. government	$12,737,756	$—	$12,737,756	$—
States, territories, and possessions	1,125,479	—	1,125,479	—
Subdivisions of states, territories and possessions	13,292,064	—	13,292,064	—
Industrial and miscellaneous	58,051,370	—	58,051,370	—
Total fixed maturity securities	85,206,669	—	85,206,669	—
Equity securities	7,267,094	7,267,094	—	—
	$92,473,763	$7,267,094	$85,206,669	$—

At December 31, 2018, we had ownership interests in limited partnership equity hedge funds.  Our partnership interests were measured at fair value using the funds’ net asset values as a practical expedient and are excluded from the fair value hierarchy tables above.  At December 31, 2018, the fair value and cost basis of these investments were $4,051,399 and $3,547,687, respectively.  During the second half of 2019, we sold our interests in these limited partnership funds and recognized a pre-tax gain of $556,723.  There were no sales of these investments in 2018.

6.	Deferred Acquisition Costs

The following table summarizes the movements in deferred acquisition costs for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$3,985,193	$4,078,322
Amount capitalized during the year	6,453,710	8,645,636
Amount amortized during the year	7,854,417	8,738,765
Balance, end of year	$2,584,486	$3,985,193

7.	Reinsurance

Effective as of March 27, 2019, Positive Insurance Company entered into a new policy reinsurance agreement.  Under the new agreement, the Company retains a portion of its exposure and pays to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks and clash occurrences;
•	mitigate the effect of individual loss occurrences;
•	cover us against losses in excess of policy limits and extra contractual obligation claims;
•	stabilize underwriting results; and
•	increase our underwriting capacity.

Under Pennsylvania law, each insured must maintain MPLI of at least $1,000,000 for each claim and $3,000,000 of annual aggregate coverage.  The Company provides primary insurance coverage up to $500,000 per claim and $1,500,000 of annual aggregate coverage. The Pennsylvania Medical Care Availability and Reduction of Error (“MCARE”) Fund provides coverage for any losses above $500,000 per claim up to $1,000,000.  In cases where coverage under the Pennsylvania MCARE Fund does not apply, the primary insurance provides coverage up to $1,000,000 per claim and $3,000,000 of annual aggregate coverage.  The Company retains the first $300,000 in loss on all Pennsylvania claims and reinsurance covers the excess up to $1,000,000 that is not covered by the Pennsylvania MCARE Fund.  We cede to reinsurers any Pennsylvania claims in excess of $1,000,000.

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

Our premiums under the new reinsurance agreement are based on a percentage of our earned premiums during the term of the agreement.  The agreement was renewed on April 1, 2020.

Reinsurance does not legally discharge the insurance company issuing the policy from primary liability for the full amount due under the reinsured policies.  A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually.  The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition.  Our reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance broker.  We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. Hannover Re, our current reinsurance partner, has an “A+ (Superior)” rating from A.M. Best.  According to A.M. Best, companies with a rating of “A” or better “have an excellent ability to meet their ongoing obligations to policyholders.”

As of December 31, 2019, the Company’s reinsurance recoverable of $7,850,409 was supported by $6,051,000 of collateral.  The uncollateralized portion of this balance was recoverable from reinsurers rated “A” or better by A.M. Best.

As of December 31, 2019, the Company had reinsurance recoverable balances due from the following unaffiliated reinsurer in excess of 5% of shareholders’ equity:

	Reinsurance Recoverable	Collateral
Hannover Re	$6,199,000	$5,419,000

We generally do not assume risks from other insurance companies.  However, we could be required by statute to participate in guaranty funds, which are formed to pay claims on policies issued by insolvent property and casualty insurers domiciled in certain states, such as Pennsylvania.  This participation, where applicable, requires us to pay an annual assessment based on our premiums written and determined on a market share basis.  At December 31, 2019, our participation was not material.

On October 9, 2018, Positive Physicians Captive Insurance Company (“PPCIC”), a sponsored captive insurance company, was incorporated in the State of New Jersey and is a wholly owned subsidiary of Positive Insurance Company.  PPCIC was licensed under the New Jersey Captive Insurance Act on October 16, 2018.  PPCIC has one protected unincorporated cell, Keystone Captive Group (“Keystone”).  Keystone is owned by an insured of Positive Insurance Company.  Effective October 16, 2018, the Company entered into a reinsurance agreement with Keystone and that agreement was endorsed in 2019 for continuous annual renewal.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Premiums written:
Direct	$26,717,701	$25,323,049
Ceded	4,044,207	3,700,189
Premiums written, net of reinsurance	$22,673,494	$21,622,860
Premiums earned:
Direct	$27,137,204	$27,435,509
Ceded	3,436,241	3,847,675
Premiums earned, net of reinsurance	$23,700,963	$23,587,834
Losses and loss adjustment expenses incurred:
Direct	$19,145,058	$21,879,774
Ceded	3,570,449	2,296,556
Losses and loss adjustment expenses incurred, net of Reinsurance	$15,574,609	$19,583,218

8.	Losses and Loss Adjustment Expenses

The following table provides a reconciliation of our beginning and ending unpaid loss and loss adjustment expense (“LAE”) reserve balances for the years ended December 31, 2019 and 2018.

	2019	2018
Balance at January 1	$68,392,333	$68,374,554
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,956,043	8,585,851
Add: Reinsurance recoverable on claims paid	5,791	1,196,573
Net liability at January 1	60,442,081	60,985,276
Losses and loss adjustment expenses incurred, net:
Current year	15,438,338	15,525,397
Prior years	136,271	4,057,821
Total incurred losses and loss adjustment Expenses	15,574,609	19,583,218
Less losses and loss adjustment expenses paid, net:
Current year	1,334,938	714,198
Prior years	18,588,912	19,412,215
Total losses and loss adjustment expenses paid	19,923,850	20,126,413
Net liability for losses and loss adjustment expenses, at December 31	56,092,840	60,442,081
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,850,409	7,956,043
Less: Reinsurance recoverable on claims paid	335,274	5,791
Liability for losses and loss adjustment expenses, at December 31	$63,607,975	$68,392,333

The liability for losses and LAE at December 31, 2019 and 2018 was $63,607,975 and $68,392,333, respectively.  For the years ended December 31, 2019 and 2018, $18,588,912 and $19,412,215, respectively, has been paid for incurred claims attributable to insured events of prior years.  Original estimates are increased or decreased, as additional information becomes known regarding individual claims.  The Company recorded unfavorable development of $136,271 on its prior period reserves for the year ended December 31, 2019. The adverse development consisted of reserve strengthening in the 2018 report year for claims-made policies and, to a lesser extent, the 2012 and 2016 accident years for occurrence policies, but was largely offset by favorable development in the 2015 report year for claims-made policies and 2017 accident year for occurrence policies.  For the year ended December 31, 2018, the Company experienced unfavorable development of $4,057,821 primarily related to significant reserve strengthening in the 2016 and 2017 accident years for both claims-made and occurrence policies.

Incurred and Paid Loss Development Information

The following information is presented about incurred and paid loss development at December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities, plus expected development on reported claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2010 to December 31, 2018 is presented as supplementary information and is unaudited.

	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance (in thousands)
	(Unaudited)										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of Incurred- But-Not- Reported Liabilities Plus Expected Development on Reported Claims
2010	$18,592	$15,072	$15,710	$14,490	$12,665	$11,901	$10,774	$11,288	$10,533	$10,836	43
2011	-	19,524	18,783	18,591	21,175	21,079	21,030	21,329	20,586	21,028	55
2012	-	-	20,305	18,496	18,813	19,107	18,478	19,744	19,592	21,124	280
2013	-	-	-	17,753	16,879	15,219	13,224	11,447	12,022	12,349	231
2014	-	-	-	-	17,307	15,108	13,798	11,087	11,062	11,606	332
2015	-	-	-	-	-	19,999	17,785	16,494	16,373	15,830	900
2016	-	-	-	-	-	-	18,465	18,861	21,376	22,528	2,208
2017	-	-	-	-	-	-	-	16,588	19,143	18,262	4,167
2018	-	-	-	-	-	-	-	-	15,161	16,990	5,911
2019	-	-	-	-	-	-	-	-	-	15,438	10,492
										$165,991

	Cumulative Losses and Loss Adjustment Expenses Paid, Net of Reinsurance (in thousands)
	(Unaudited)										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Cumulative Number of Reported Claims
2010	$464	$1,721	$4,162	$6,312	$6,883	$7,774	$8,328	$9,621	$9,921	$10,166	160
2011	-	578	1,888	5,047	12,117	16,911	17,774	18,870	19,773	20,641	205
2012	-	-	1,002	2,621	5,637	9,772	14,376	17,365	17,805	19,672	196
2013	-	-	-	526	1,896	4,249	6,942	7,625	9,470	10,962	157
2014	-	-	-	-	417	1,676	4,069	6,448	7,780	9,717	132
2015	-	-	-	-		523	2,476	5,186	7,446	11,758	132
2016	-	-	-	-	-	-	944	3,818	9,691	13,320	181
2017	-	-	-	-	-	-	-	728	5,057	8,360	150
2018									499	4,873	135
2019	-	-	-	-	-	-	-	-	-	1,335	94
										110,804
All outstanding liabilities before 2010, net of reinsurance										906
										$56,093

Reconciliation

The reconciliation for the net incurred and paid loss development tables to the liability for losses and LAE at December 31, 2019 in the accompanying balance sheet is as follows:

2019
Net outstanding liabilities for losses and loss adjustment expenses:
Medical professional	$56,092,840
Liabilities for losses and loss adjustment expenses, net of Reinsurance	56,092,840
Reinsurance recoverable on unpaid claims:
Medical professional	7,515,135
Total reinsurance recoverable on unpaid claims	7,515,135
Total gross liability for losses and loss adjustment expenses	$63,607,975

Losses Duration Information

The following is supplemental information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
		(Unaudited)
Accident Year	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Medical Professional	4.3%	13.6%	19.1%	20.8%	15.7%	11.6%	8.9%	8.4%	3.4%	2.3%

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Incurred Loss Development Method in order to estimate its liability for losses and LAE.  Following the conversions and merger which were completed on March 27, 2019, the Company changed its approach by aggregating its data, previously under PPIX, PCA, and PIPE, and performing a single loss reserve analysis, as opposed to three separate loss reserve analyses.  The Company used combined development patterns based on PPIX, PCA, and PIPE experience for claims-made development factors, but derived occurrence development factors strictly based on former PPIX experience.  Tail policy development factors were derived from the occurrence factors.  Management does not believe that the effects of these changes had a material impact on the Company’s estimates.  The year-end loss reserve analysis also assumes that the Company will no longer utilize Andrews Outsource Solutions LLC to provide claims processing and risk management services following 2020, a measure which is expected to reduce the amount of LAE incurred in subsequent periods.  If this action is not taken, then the Company’s reserves for loss adjustment expenses would increase as a result.  There were no other significant changes in the methodologies and assumptions used to develop the liabilities for losses and LAE during the year ended December 31, 2019.

9.	Note Payable

On December 12, 2014, PPIX entered into a loan agreement with a financial institution with proceeds totaling $300,000 to finance the development of a new policy system.  The loan is secured by the equipment purchased with the proceeds received.  The loan is being repaid on a monthly basis from January 2016 through December 2020 with interest calculated on the unpaid principal balance at a rate of 4% per annum.   At December 31, 2019 and 2018, the balance of the note payable was $64,858 and $127,327, respectively, and the Company remains compliant with all loan covenants.

10.	Income Taxes

The components of the Company’s income tax provision for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Current income tax benefit	$(14,678)	$(814,609)
Deferred income tax expense (benefit)	21,664	(1,120,719)
Provision for income taxes	$6,986	$(1,935,328)

The Company’s U.S. federal statutory income tax rate applicable to ordinary income was 21% for the years ended December 31, 2019 and 2018. The income tax provision differs from that computed by applying federal statutory rate to loss before income taxes for the years ended December 31, 2019 and 2018; those income tax rate differences are summarized as follows:

	Year Ended December 31,
	2019	2018
Expected tax provision at federal statutory rate	$(48,713)	$(1,534,437)
Tax exempt interest income	(48,428)	(49,051)
Dividends received deduction	(21,421)	(23,438)
Non-deductible conversion costs	136,439	-
Change in enacted tax rates	-	(343,929)
Other	(10,891)	15,527
Provision for income taxes	$6,986	$(1,935,328)

Deferred income taxes are provided for temporary differences between the consolidated and combined financial statements and the tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2019 and 2018, the Company’s deferred income taxes consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Discount of unearned premiums	$487,274	$530,428
Discount of advance premiums	85,139	55,638
Discount of losses and loss adjustment expenses	978,379	1,113,670
Guaranty fund assessment	40,890	36,027
Net operating loss carryforward	756,063	811,703
Capital loss carryforward	-	34,558
Unrealized loss on investments	-	250,592
Other	14,754	28
Total deferred tax assets	2,362,499	2,832,644
Deferred tax liabilities:
Deferred acquisition costs	542,742	836,891
TCJA transitional adjustment	224,943	314,446
Unrealized gain on investments	678,322	—
Accrual of bond market discount	19,070	3,338
Other	5,838	1,878
Total deferred tax liabilities	1,470,915	1,156,553
Deferred income taxes, net	$891,584	$1,676,091

At December 31, 2019 and 2018, the Company had unused net operating loss (“NOL”) carryforwards of $3,600,298 and $3,865,253, respectively, which will begin to expire in 2038, if unused.  At the time of the conversions and merger, the Company had unused NOLs of $4,313,198, which are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year.  The Company also has AMT credits of $14,754, which are expected to be fully utilized by 2021.  Refer to Note 16, Subsequent Events, for the effects on the NOL carryforwards resulting from the Coronavirus Aid, Relief, and Economic Security Act.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2019 and 2018, management determined that it is more likely than not that all of the deferred tax assets will be realized by the Company in future years. Accordingly, the Company did not record a valuation allowance against its deferred tax assets at December 31, 2019 and 2018.

The Company has applied the provisions of ASC 740, Income Taxes, for the years ended December 31, 2019 and 2018. ASC 740 prescribes a recognition threshold and measurement attribute with respect to uncertainty in income tax positions. In applying ASC 740, the Company has evaluated its various tax positions taken during the years ended December 31, 2019 and 2018. The Company has determined that based solely on the technical merits, each tax position on a current and deferred basis has a more-likely-than-not probability that the tax position will be sustained by taxing authorities. The Company is not presently under audit by any taxing authority and there are no other uncertainties and events that are reasonably possible in the next year that would cause a significant change in the amount of unrecognized tax benefits.

The Company did not recognize any interest and penalties in the accompanying consolidated and combined statements of operations for the years ended December 31, 2019 and 2018, respectively.

Additionally, as part of the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, property and casualty insurance companies are required to use Internal Revenue Service (“IRS”) prescribed factors to determine the loss discount. From the date of the passage of the new law, the IRS is using a corporate bond yield curve to determine the discount factors and property and casualty insurance companies are no longer allowed to use their own historical payment patterns to determine their discount factors. Transition rules require that property and casualty insurance companies recalculate the 2017 reserve discount as if the 2018 tax reform rules had been in effect at the time of the passage of the new law, compare it to the actual 2017 reserve discount, and amortize the difference into taxable income over eight years beginning in 2018. As a result of this comparison, the Company recorded as a component of deferred income taxes at December 31, 2017 a resulting tax-effected difference amount of $201,439, for which the pre-tax amount of $959,235 is being amortized into taxable income beginning in 2018. During 2019, the IRS issued additional regulations related to the 2017 reserve discount resulting in an adjusted pre-tax amount of $1,249,684.   At December 31, 2019 and 2018, the deferred tax liability related to the TCJA transitional adjustment was $224,943 and $314,446, respectively, and is included as a component of deferred income taxes.

11.	Related Party Transactions

Positive Insurance Company is managed by Diversus Management.  Prior to March 27, 2019, Diversus Management, through former attorneys-in-fact of PPIX, PCA, and PIPE, earned management fees at 25% of gross written premiums of the exchanges.  Concurrent with the acquisition of PPIX, PCA, and PIPE and the initial public offering on March 27, 2019, Positive Insurance Company and Diversus Management entered into a new management agreement, effective March 27, 2019, whereby Diversus Management provides administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premium, less return premium.  Under the new agreement, Diversus Management earns management fees at 12%.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums.   No quarterly performance fees were payable under the terms of the agreement at December 31, 2019.

Management fees for 2019 and 2018 are recorded in other underwriting expenses in the consolidated and combined statements of operations, respectively.  Positive Insurance Company incurred management fees for the respective periods, as follows:

	Year Ended December 31,
	2019	2018
Management fees	$4,361,977	$6,330,762

In connection with the execution of the new management agreement with Diversus Management, the Company paid Diversus $10,000,000 to execute the agreement.  Such payment is presented as “Prepaid management fee” in the accompany consolidated balance sheet at December 31, 2019 and is amortized on a straight-line basis over a period of seven years.  During the year ended December 31, 2019, the Company incurred amortization expense of $1,071,429, which is recorded in other underwriting expenses in the consolidated statement of operations.

Positive Insurance Company has contracts with Gateway Risk Services, LLC and Andrews Outsource Solutions LLC, both of which are wholly owned subsidiaries of Diversus, under which those companies provide claims processing and risk management services. Fees incurred by Positive Insurance Company under these contracts for 2019 and 2018 were recorded in other underwriting expenses in the consolidated and combined statements of operations, respectively, as follows:

	Year Ended December 31,
	2019	2018
Claims processing and risk management services	$1,648,100	$1,585,400

Additionally, the former attorney-in-fact of PCA earned commissions related to our gross written premium and other accounts.  Beginning March 27, 2019, these commissions were paid to Specialty Insurance Agency, LLC, a wholly owned subsidiary of Diversus. These commissions for 2019 and 2018 are recorded in other underwriting expenses in the consolidated and combined statements of operations, respectively.  Positive Insurance Company incurred related commission expenses for the respective periods, as follows:

	Year Ended December 31,
	2019	2018
Commissions	$131,618	$176,753

The Company and Diversus entered into a loan agreement dated March 27, 2019 to provide a $6,000,000 credit facility to Diversus for working capital purposes.  Diversus may borrow in one or more advances up to $5,500,000 under a term loan and up to $500,000 under a revolving loan.  Outstanding borrowings under the credit facility will bear interest at 8%, will be unsecured, and will be subordinate to the existing senior debt and other commercial loan obligations of Diversus.  The loan is convertible into common stock shares of Diversus at a price of $1 per share at the option of the Company.  At December 31, 2019, there was no outstanding balance on the credit facility.

12.	Common Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock.  At December 31, 2018, there were no shares of common stock issued and outstanding.  In connection with the completion of the initial public offering on March 27, 2019, 3,615,500 shares of the Company’s common stock were issued.  At December 31, 2019, 3,615,500 shares of common stock remain issued and outstanding.

On September 27, 2019, the Company granted its Chief Executive Officer options to purchase 216,930 shares of common stock at an exercise price of $12.01 per share, which was the closing sale price of the Company’s common stock on the date the options were granted.  Of the total options, 108,465 shares will vest in equal monthly installments over a three-and-one-half year period following September 27, 2019, and the remaining 108,465 shares will vest upon the achievement by the Company of certain milestones.  All vested option shares shall be exercisable for eight years from the date of vesting.  The stock-based compensation expense incurred by the Company during the year ended December 31, 2019 was not significant.

The holding company has cash and other liquid assets aggregating $16,843,126 at December 31, 2019.  The holding company’s principal source of future liquidity will be dividend payments from Positive Insurance Company, which is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the Company.

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

As discussed in Note 1, the conversions of PPIX, PCA, and PIPE to stock insurance companies and the simultaneous acquisition of these companies resulted in the issuance of the Company’s common stock at March 27, 2019.  The weighted average number of common shares outstanding was 3,615,500 for the year ended December 31, 2019.  For the period prior to the date of the conversions, the net common shares issued in the initial public offering were assumed to be outstanding since January 1, 2019.

The following table presents a reconciliation of the numerators and denominators that were used in the basic and diluted per share computations for the Company’s common stock:

	Year Ended December 31,
	2019	2018
Basic earnings per common share:
Numerator:
Net loss	$(238,951)	N/A
Denominator:
Weighted average shares outstanding	3,615,500	N/A
Basic earnings per common share	$(0.07)	N/A

14.	Assessments

In the event a property and casualty insurer operating in a jurisdiction where Positive Insurance Company also operates becomes or is declared insolvent, state insurance regulations provide for the assessment of other insurers to fund any capital deficiency of the insolvent insurer.  Generally, this assessment is based upon the ratio of an insurer’s voluntary premiums written to the total premiums written for all insurers in that particular jurisdiction.  The Company receives such assessments from the Pennsylvania Property and Casualty Insurance Guaranty Association for which it accrued liabilities of $194,715 and $171,550 at December 31, 2019 and 2018, respectively.  These accruals are included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated and combined balance sheets. Positive Insurance Company has not recorded applicable premium tax credits at December 31, 2019 and 2018 related to guaranty assessments. Total guaranty fund expense, net of prior years’ refunds and premium tax credits, for the years ended December 31, 2019 and 2018 was $70,076 and $35,623, respectively.

The Pennsylvania MCARE Fund is a special fund established by the Commonwealth of Pennsylvania to ensure reasonable compensation for persons injured due to medical negligence. Healthcare providers who render 50% or more of his or her healthcare business or practice within Pennsylvania are required to obtain statutory excess professional liability coverage with MCARE by paying a certain percentage (assessment) of the prevailing primary premium charged by the Pennsylvania Professional Liability Joint Underwriting Association to MCARE. Positive Insurance Company assesses its policyholders as required by MCARE in addition to collecting the premium assessed. The assessments collected from policyholders are included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated and combined balance sheets, and no income is recognized by Positive Insurance Company. At December 31, 2019 and 2018, Positive Insurance Company had liabilities of $340,851 and $678,236, respectively, for amounts collected on behalf of MCARE.

The New Jersey Property-Liability Insurance Guaranty Association (“NJPIGA”) was created by the State of New Jersey to provide a safety net for policyholders and claimants of insolvent property-casualty insurance companies. Positive Insurance Company assesses its policyholders as required by NJPIGA in addition to collecting the premium assessed. The assessments collected from policyholders are included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated and combined balance sheets, and no income is recognized by Positive Insurance Company. At December 31, 2019 and 2018, Positive Insurance Company had liabilities of $40,301 and $36,777, respectively, for amounts collected on behalf of NJPIGA.

15.	Statutory Information

Accounting principles used to prepare statutory financial statements differ from those used to prepare these consolidated financial statements under GAAP. Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”). The statutory financial statements of Positive Insurance Company are prepared in accordance with SAP prescribed by the Pennsylvania Insurance Department.

Financial statements prepared under SAP focus on solvency of the insurer and generally provide a more conservative approach than under GAAP. These accounting practices differ significantly in the following respects from GAAP: (1) assets must be included in the statutory balance sheet at “admitted asset value,” whereas GAAP requires historical cost or, in certain instances, fair value; (2) “non-admitted assets” must be excluded through a charge to surplus, while on a GAAP basis “non-admitted assets” are included in the balance sheet net of any valuation allowance; (3) acquisition costs, such as commissions, management fees, premium taxes, and other items, have been charged to operations when incurred, whereas GAAP requires capitalization of these expenses, which are amortized over the term of the policies; (4) the carrying value of fixed maturity securities are based on NAIC ratings, whereas GAAP requires fixed maturity securities to be valued based on whether management intends to hold the securities to maturity; (5) changes in deferred income taxes are reported directly to surplus, whereas changes to deferred income taxes are reflected in the statement of income for GAAP; (6) deferred tax assets, net of any valuation allowance, are subject to an admissibility calculation, whereas under GAAP, no such calculation exists; and (7) ceded reinsurance amounts (unearned premiums and estimated unpaid loss recoverables) are shown net of the related liability, whereas they are presented on a gross basis and reflected as an asset for GAAP.

The Pennsylvania Insurance Department.has adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  Specifically, the Pennsylvania Insurance Department permits the deduction of management fees related to unearned premiums from unearned premiums reserve and charging operations on a pro-rata basis over the period covered by these policies; whereas under NAIC SAP, the unearned premiums would not be reduced by the management fees paid related to unearned premiums reserve.  With the conversions of PPIX, PCA, and PIPE from reciprocal insurance exchanges into stock insurance companies as of March 27, 2019, the prescribed practice of deducting management fees related to unearned premiums from unearned premiums reserve is no longer applicable to Positive Insurance Company.

Statutory net income (loss) and surplus and other funds as determined in accordance with SAP prescribed or permitted by the Pennsylvania Insurance Department for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Statutory net income (loss)	$1,359,223	$(4,937,935)
Statutory surplus and other funds	39,415,264	36,535,665

A reconciliation of statutory surplus and other funds between NAIC SAP and practices prescribed by the Pennsylvania Insurance Department for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Statutory surplus and other funds prescribed by the Department	$39,415,264	$36,535,665
State prescribed practices:
Unearned management fees	-	(2,735,711)
Statutory surplus and other funds per NAIC statutory accounting practices	$39,415,264	$33,799,954

Positive Insurance Company is subject to minimum risk-based capital (“RBC”) requirements that were developed by the NAIC.  The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and various levels of risk activity.  Regulatory compliance is determined by a ratio of Positive Insurance Company’s total adjusted capital, as defined by the NAIC, to its authorized control level RBC. At December 31, 2019 and 2018, our RBC exceeded minimum RBC requirements.

16.	Subsequent Events

Subsequent events have been evaluated through May 14, 2020, which is the date the consolidated and combined financial statements were available to be issued.

Subsequent events impacting the Company include the following:

Effects of COVID-19

The Company’s operations and business have experienced disruptions due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions include, but are not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders currently in force.  The Company’s management has devoted substantial time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters.

As a result of the COVID-19 pandemic, the Company anticipates that premiums will decrease due to policy endorsements associated with doctors electing to work part time, take a leave of absence or retire.  In addition, our insureds may elect to temporarily change specialties.  For example, a doctor may choose to drop from orthopedic surgery to office-only status due to the lack of elective surgeries.  The Company has received notification for such requests from our policyholders which will go into effect on June 30, 2020.

In terms of collections, prior to the pandemic, the Company’s policy was to cancel any insurance policies for which premiums had not been received within 60 days subsequent to policy effective date, with notice of intent to cancel sent to the insured after 30 days post-inception date.  As a result of COVID-19, the Company has updated this policy and suspended cancellations of insurance contracts resulting from non-payment of premium until June 30, 2020 for invoices due after April 1, 2020.  Through May 11, 2020, the amount of premium payment deferrals is about $817,000.

With respect to claims, Positive Insurance Company’s policyholder base mainly consists of physicians, their corporations and medical groups.  During the COVID-19 pandemic, on-site visits to doctors have declined and been replaced by an increase in telehealth/virtual office visits.  Since the COVID-19 pandemic resulted in government-issued work from home orders, the Company has seen the number of new claims reported begin to decrease.

Investments

The Company’s investment portfolio has experienced significant fluctuations in fair value as a result of the market volatility due to the COVID-19 pandemic.  The following tables reflect the changes in our investment portfolio since December 31, 2019.

	Amortized Cost/Cost	Gross Unrealized Gains, Net	Fair Value
May 8, 2020 (Unaudited)
U.S. government	$9,172,746	$190,297	$9,363,043
States, territories, and possessions	1,091,178	47,775	1,138,953
Subdivisions of states, territories, and possessions	12,313,961	358,989	12,672,950
Industrial and miscellaneous	68,391,118	1,727,660	70,118,778
Total fixed maturity securities	90,969,003	2,324,721	93,293,724
Equity securities	6,446,067	(66,457)	6,379,610
Short-term investments	2,231,703	(9)	2,231,694
Total investments	99,646,773	2,258,255	101,905,028
Cash and cash equivalents	19,924,270	-	19,924,270
	$119,571,043	$2,258,255	$121,829,298

	Amortized Cost/Cost	Gross Unrealized Gains, Net	Fair Value
December 31, 2019
U.S. government	$10,689,829	$61,733	$10,751,562
States, territories, and possessions	1,096,638	46,385	1,143,023
Subdivisions of states, territories, and possessions	12,440,863	382,002	12,822,865
Industrial and miscellaneous	69,445,114	1,585,478	71,030,592
Total fixed maturity securities	93,672,444	2,075,598	95,748,042
Equity securities	6,602,462	1,154,504	7,756,966
Short-term investments	1,169,472	-	1,169,472
Total investments	101,444,378	3,230,102	104,674,480
Cash and cash equivalents	20,988,081	-	20,988,081
	$122,432,459	$3,230,102	$125,662,561

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law.  The CARES Act includes certain income tax-related law changes that the Company believes will have a material effect on its deferred income taxes in 2020.  The most significant effect on the Company’s deferred income taxes is expected to be due to changes in the Federal net operating loss carryback provisions which will allow the Company to carryback NOLs originating in 2018 and 2019 to prior tax years with corporate income tax rates of 34% (as opposed to forward to future tax years with corporate income tax rates of 21%).  The Company estimates that this change will result in additional Federal income tax refunds of approximately $1.1 million during 2020 and will reduce the Company’s NOL by about $3.1 million, or about $650,000 tax-effected.

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective and timely at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period rule of the SEC for newly public companies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our Board of Directors consists of Paul M. J. Brockman, William E. Hitselberger, Stephen J. Johnson, Duncan McLaughlin, Scott C. Penwell, Matthew T. Popoli, Lewis S. Sharps, M.D., and Jack Sun, each of whom also serves as a director of Positive Insurance Company. Each of the directors serves a term of one year, is elected annually, and will hold office until his successor has been elected and qualified or until his earlier death, resignation or removal. Annually, the director nominees are reviewed and proposed by the nominating/governance committee and are selected by the Board of Directors. Insurance Capital Group LLC (“ICG”) and Enstar Holdings (US) LLC have entered into an agreement that, among other things, affects the nomination and election of our directors. See “Board Governance” below.

Our Executive Officers are elected annually and, subject to the terms of their respective employment agreements, will hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

The following table sets forth certain information regarding our current directors.

	Age at	Director	Position with Positive Physicians
	March 31, 2020	Since (1)	Holdings, Inc.
Dr. Lewis S. Sharps, M.D.	70	2018	President, CEO, and Director
Scott C. Penwell	67	2018	Director
William E. Hitselberger	62	2018	Director
Stephen J. Johnson	65	2018	Director
Paul M. J. Brockman	47	2019	Director
Duncan McLaughlin	49	2019	Vice Chairman of the Board of Directors
Matthew T. Popoli	44	2019	Chairman of the Board of Directors
Jack Sun	31	2020	Director

(1)	Indicates year first elected as a director of Positive Physicians Holdings, Inc.

The business experience of each nonemployee director for at least the past five years is set forth below.

Lewis S. Sharps, M. D.

Dr. Sharps founded Positive Physicians Insurance Exchange in 2002 and has served as the CEO and President since its inception. In 2017, he became the CEO and President of Diversus, Inc. Dr. Sharps attended medical school and completed his orthopaedic residency training at Thomas Jefferson University. He is a Fellow of The American Orthopaedic Society and The American Orthopaedic Association. He founded and managed multiple health care related companies and developed numerous instrument patents for minimally invasive spine surgery. Dr. Sharps served as President of the Pennsylvania Orthopaedic Society (POS) from 1999 to 2000. He was also instrumental in the creation of the Political Action Committee (PAC) of POS and was Chairman of the PAC from 1993 to 2011. During that time, the POS PAC became a major factor in Pennsylvania politics, protecting the long-term needs of the medical and orthopaedic communities. His experience and insights as a spine surgeon have greatly benefitted our risk management and claim management platform. He is a strong advocate of “integrated risk management,” whereby the medical malpractice insurer partners with the insureds and trains their in-house staff as to the benefits of notifying Positive Insurance Company of any unforeseen events and then working aggressively to resolve the issue.

Dr. Sharps has also been instrumental in developing technologies that promote patient safety in the operating room and continues to stress the need for integrated risk management in the freestanding outpatient office environment.

Scott C. Penwell

Scott C. Penwell, Esq., is an attorney who has practiced corporate, securities and insurance law for 35 years and has been a member of the law firm of Penwell, Bowman + Curran LLC since 2017. Prior to that, Mr. Penwell was an associate and partner at Duane Morris LLP from 1981 to 2004, a partner at Stevens & Lee, PC, from 2004 to 2012, and a partner at Rhoads & Sinon, LLP from 2012 to 2017. In addition to practicing law, he has served on the boards of directors of numerous companies including banks, mutual funds and technology companies. He also founded and has served as a director and corporate officer of two insurance companies. From 1987 until its sale in 2014, he was a director and corporate secretary of Eastern Alliance Insurance Company, a publicly traded, national insurance company, and from 2010 until its sale in 2017, he was a director and Chairman of the Board of Directors of Great Falls Insurance Company, a regional insurance company that writes insurance in the northeastern United States. Mr. Penwell has been Chairman of the Business Law Section of the Pennsylvania Bar Association and a member of the attorney advisory committees of both the Pennsylvania Corporation Bureau and the Pennsylvania Securities Commission. Mr. Penwell received his BA from Rutgers University, his MA from Villanova University and his JD from Temple Law School, where he was Editor-in-Chief of Temple Law Review.

Stephen J. Johnson

Stephen J. Johnson is an Insurance Financial and Regulatory Specialist with the law firm of Stradley Ronon Stevens & Young, LLP. Prior to joining Stradley Ronon in 2016, Mr. Johnson served as Deputy Insurance Commissioner for the Pennsylvania Insurance Department’s Office of Corporate and Financial Regulation from 1998-2015, where he oversaw the Bureau of Company Licensing and Financial Analysis and the Bureau of Financial Examinations. Before that, Mr. Johnson served as Director of the Bureau of Financial Examinations where he oversaw a team of examiners and exam managers who conducted on-site reviews of the financial health of nearly 300 insurance companies in Pennsylvania, as well as continuing care retirement communities. Mr. Johnson also worked as Chief of the Financial Analysis Division in the Office of Corporate and Financial Regulation, supervising the department’s financial analysts and overseeing the analysis and review of financial statements filed by Pennsylvania’s licensed insurance companies. Before joining the Pennsylvania Insurance Department, Mr. Johnson worked at the Pennsylvania Securities Commission as Chief Analyst and at the Department of Auditor General as a Field Auditor. He also worked as an Audit Supervisor for the accounting firm Laventhol and Horwath. Mr. Johnson has been involved with numerous committees, task forces and financial working groups of the National Association of Insurance Commissioners (NAIC), including the Statutory Accounting Principles Working Group, which he has been involved with since its founding in 1994, and the Financial Analysis Working Group, of which he was appointed Chair in 2011. Mr. Johnson has 30 years of experience in the insurance industry and is a Certified Public Accountant.

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

Matthew T. Popoli

Matthew T. Popoli is the Managing Partner and Chief Executive Officer of Insurance Capital Group, with 20 years of insurance industry experience with a specialized focus on sponsored demutualizations and similar complex conversion transactions. Prior to founding Insurance Capital Group, Mr. Popoli was a Partner and Senior Managing Director at Reservoir Capital Group, which he joined in 2005, and led its financial services investing activities until he left Reservoir in May 2018 to found ICG. Previously, Mr. Popoli was a Principal at Capital Z Partners and began his career as an investment banker in the insurance group at Morgan Stanley & Co. Mr. Popoli is a graduate of Amherst College, where he received a B.A. in Economics.

Jack Sun

Jack Sun is a Vice President of Insurance Capital Group, which he joined in 2018.  Previously, he was a Vice President at Reservoir Capital Group, which he joined in 2016 and where he was a member of the investment team.  Prior to that, Mr. Sun was an investment professional at Centerbridge Partners, where he focused on the firm’s distressed credit and private equity opportunities.

He began his career at Lazard in the Restructuring Group.  Mr. Sun received an A.B. in Economics with a secondary in Statistics from Harvard College.

Paul M. J. Brockman

Paul M. J. Brockman was appointed President & Chief Executive Officer of Enstar (US) Inc. in 2016 and continues to serve as its President. He served as Chief Operating Officer of Enstar (US) Inc. from 2014-2016. Enstar is a Bermuda based company that specializes in the acquisition and run-off of insurance policy portfolios that had approximately $15.2 billion in assets at June 30, 2018. From 2012-2014, he served as Senior Vice President, Head of Commutations in the US. Before joining Enstar, he worked as Head of Reinsurance for Resolute Management Services UK Ltd. and prior to that at Equitas.

Duncan McLaughlin

Duncan McLaughlin has been a Director of Cranmore (EU) Ltd, a United Kingdom affiliate of Enstar, since relocating back from the United States in 2018. Cranmore is a specialist insurance and reinsurance audit and consultancy firm with six worldwide offices. From 2012 to 2018, Mr. McLaughlin was a Senior Vice President of Enstar (US) Inc. in the United States, and prior to that, he was a Director of Enstar (EU) Limited in the United Kingdom. Mr. McLaughlin joined Enstar Group in 2000 and has over 25 years of experience in the reinsurance business.

Board Governance

ICG and Enstar have agreed that the number of members of the Board of Directors of the Company shall be nine, and that six of such members shall be designated by ICG and two of such members shall be designated by Enstar. They have also agreed that one of the directors designated by ICG shall be elected as the Chairman of the Board, one of the directors designated by Enstar shall be elected as the Vice Chairman, and that the Chief Executive Officer of the Company will be a member of the Board of Directors.  The agreement also provides that at least five directors must be present at any meeting to constitute a quorum.

On March 25, 2020, the Company’s Board of Directors accepted the resignations of Craig A. Huff and James L. Zech and appointed Jack Sun as a member of the Board, effective immediately.  As a result of these changes, the size of the Company’s Board was decreased from nine to eight members.  This represents a deviation from the agreement described above.

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

•	creating any new subsidiary of the Company that is not wholly owned by the Company;

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

Executive Management

The Company is an insurance holding company and currently has three employees, including Lewis S. Sharps, M.D. and Donovan C. Augustin. The Company entered into a management services agreement with Diversus Management that became effective upon completion of the Company’s initial public offering. Pursuant to the management services agreement, officers of Diversus Management are responsible for the day to day management of the Company and provide such management, financial accounting, and other services as the Company may require. Such services include preparing all annual, quarterly and current reports required to be filed with the SEC and all annual, quarterly and other reports required to be filed with the Pennsylvania Insurance Department and any other regulatory agencies. Daniel Payne is an officer of Diversus Management who was identified in the management services agreement as an officer who is responsible for providing such services to the Company and who serves as an executive officer of the Company.

Officers

Lewis S. Sharps, M.D. is the President and Chief Executive Officer of Diversus, Inc. and the President and Chief Executive Officer of the Company.

Donovan C. Augustin, age 44, recently joined the Company and Positive Insurance Company as Chief Financial Officer in October 2019. He has over 20 years of experience in the (re)insurance industry.  Prior to joining the Company, he served as Financial Controller and Senior Vice President at JLT Re (North America), Inc. from April 2017 to October 2019 where he was responsible for financial reporting to JLT Re Group and JLT Group Finance in the UK, financial planning and analysis and overseeing related processes with the company’s onshore and offshore support functions.  Prior to JLT Re, Mr. Augustin was with PricewaterhouseCoopers, serving domestic and multi-national insurance clients in both the audit and tax practices during two separate stints with the firm from 2003 to 2005 and July 2013 to April 2017, respectively.  Mr. Augustin was also an Assistant Controller with PMA Companies, Inc. (formerly, PMA Capital Corporation) where he managed the SEC reporting process from 2005 to 2010 and served as Tax Manager, following Old Republic’s acquisition of PMA in 2010, prior to rejoining PwC in 2013.  Mr. Augustin is a Certified Public Accountant and received an MBA from Villanova University and a B.S. in Accounting from Susquehanna University.

Daniel Payne, age 51, has been the Treasurer and Vice President of Diversus, Inc. since November 2017 and the Treasurer of the Company and Positive Insurance Company since March 2019.  He has also been the Chief Financial Officer and Treasurer of Diversus Management since March 2019 and the Treasurer of Specialty Insurance Agency LLC since February 2019, Andrews Outsource Solutions LLC since December 2017 and Gateway Risk Services LLC since January 2019, which are all subsidiaries of Diversus, Inc.  Mr. Payne was previously the Chief Financial Officer of Positive Physicians Insurance Exchange, Professional Casualty Association and Physicians’ Insurance Program Exchange (“PIPE”) and their respective Attorneys-In-Fact, prior to their respective mergers into Positive Insurance Company and Diversus Management in March 2019.  He is a veteran of the U.S. Air Force and has over 20 years of experience in the insurance industry as an agent, external auditor, consultant and employee.  Mr. Payne has done consulting work for several risk retention groups and began working with PIPE at its inception in 2005.  As a former partner in the CPA firm, Read Martin & Slickman, CPAs, Mr. Payne worked in a variety of business environments, including insurance, governmental, aviation, banking, nonprofit, manufacturing, and wholesale and retail entities.  Mr. Payne also provided individual, trust and corporate tax services for clients along with investment management and insurance services.  He remains a registered investment adviser representative and insurance agent for property, casualty and life.  He is a Certified Public Accountant (Georgia) and a Certified Financial Planner.

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

In connection with the completion of the initial public offering on March 27, 2019, the Company issued 3,615,500 shares of common stock.  There were no directors or executive officers with more than 10 percent ownership of the common stock of the Company during the year ended December 31, 2019.  However, both ICG (63.0%) and Enstar Holdings (US) LLC (27.0%) have filed the appropriate reports, reflecting their beneficial ownership in the Company.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct, which is designed to help directors, officers and employees maintain ethical behavior and resolve ethical issues in an increasingly complex global business environment. The Code of Ethics and Business Conduct applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer, and any other employee. The Code of Conduct covers topics including, but not limited to, ethical behavior, conflicts of interest, corporate opportunities, confidentiality of information and compliance with laws and regulations. A copy of our Code of Ethics and Business Conduct is available at the Company’s website under the “Resources” section at www.positivephysicians.com. Any amendments to the Code of Ethics and Business Conduct will be posted on the website, and any waiver that applies to a director or executive officer will be disclosed in accordance with the rules of the SEC and NASDAQ.

Audit Committee. The Company has a standing Audit Committee composed exclusively of independent directors. The members of the Audit Committee are William E. Hitselberger (Chair), Stephen Johnson and Scott C. Penwell. The Company’s Board of Directors has determined that Mr. Hitselberger is an audit committee financial expert within the meaning of SEC regulations. Under the independence criteria utilized by the NASDAQ listing rules, the Audit Committee members must meet additional criteria to be deemed independent. An Audit Committee member may not, other than in his or her capacity as a member of the Committee, the Board of Directors, or any other Board of Directors’ Committee (i) accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company other than the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the Company (provided such compensation is not contingent in any way on continued service); or (ii) be an affiliated person of the Company as defined in Exchange Act Rule 10A-3(e)(1).

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

•	reviewing and approving all related party transactions and transactions raising potential conflicts of interest;
•	reviewing the annual financial statements and the results of the audit with management and the independent registered public accounting firm;
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

•	reporting to the Board of Directors on the results of its review and making such recommendations as it may deem appropriate.

Item 11. Executive Compensation.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Scott C. Penwell (Chair)

William E. Hitselberger

Stephen J. Johnson

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the total annual compensation received by our named executive officers from the Company for each of the fiscal years ended December 31, 2019 and 2018.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Lewis S. Sharps, M.D., President, and CEO (1)	2019	$102,289	$—	$—	$—	$—	$—	$—	$102,289
	2018	—	—	—	—	—	—	—	—
Donovan C. Augustin, CFO (2)	2019	19,344	26,000	—	—	—	—	500	45,844
Daniel A. Payne, Treasurer (3)	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

(1)	In 2020, Dr. Sharps received a bonus of $33,981 based on Positive Insurance Company’s reported statutory results in 2019.
(2)	Mr. Augustin’s salary in 2019 was prorated based on his start date of October 11, 2019. Mr. Augustin was also paid a bonus of $9,500 by the Company in 2020 for services rendered in 2019.
(3)

Mr. Payne does not have an employment agreement with the Company.  His compensation is paid in full by Diversus Management which has a management services agreement with the Company, as previously noted.

Compensation Discussion and Analysis

The officers of the Company did not receive any compensation for their services as officers of the Company, PPIX, PCA, or PIPE during 2018. Effective March 27, 2019, the Company agreed to pay Lewis S. Sharps, M.D. an annual salary of $135,000 for his services as President and Chief Executive Officer of the Company. Dr. Sharps is also entitled to receive an annual cash bonus equal to the sum of 2.5% of the after-tax statutory net income of Positive Insurance Company, plus 2.5% of all dividends paid by the Company to its shareholders.

In addition, on September 27, 2019, the Company granted Dr. Sharps options to purchase 216,930 shares of common stock at an exercise price of $12.01 per share, which was the closing sale price of the Company’s common stock on the date the options were granted.  Of the total options, 108,465 shares will vest in equal monthly installments over a three-and-one-half year period following September 27, 2019, and the remaining 108,465 shares will vest upon the achievement by the Company of certain milestones, as noted below.  All vested option shares shall be exercisable for eight years from the date of vesting.

One third of 108,465 options will vest upon achievement of each of the following milestones: (i) Positive Insurance Company attaining an “A-” rating from A.M. Best, (ii) the completion of acquisitions by the Company, Positive Insurance Company, or any other subsidiary of the Company of risk bearing entities, including risk retention groups, stock and mutual insurance companies, reciprocal insurance exchanges, and reinsurance transactions and loss portfolio transfers with total acquired statutory surplus of $50 million or more, and (iii) purchasers of shares in the offering who continue to hold such shares achieving a 300% return on their investment (including all dividends and proceeds from sales of shares of Company common stock and any other distributions to shareholders of the Company).  Upon the sale by Dr. Sharps of any shares of common stock underlying such stock options, the

Company will pay to Dr. Sharps in cash the amount equal to the number of shares sold and the amount by which the exercise price for the applicable stock options exceeds $10.00 per share.

On October 11, 2019, the Company appointed Donovan C. Augustin as its Chief Financial Officer and agreed to pay him an annual salary of $180,000 for his services, approximately half of which is allocated to and paid by Diversus Management.  Mr. Augustin also received a signing bonus of $25,000 from the Company upon commencement of his employment, which is subject to repayment should he voluntarily terminate his employment with the Company or be terminated “for cause” prior to October 11, 2020.  Mr. Augustin is also entitled to receive an annual cash bonus at the discretion of the Company’s Board of Directors.

The Company intends to adopt an equity incentive plan that will permit the Company to issue stock options and shares of restricted stock in an aggregate amount equal to ten percent of the number of shares of the Company that were outstanding immediately after completion of the offering, or 361,550 shares. The stock options granted to Dr. Sharps will be counted towards the number of shares restricted stock and stock options that can be granted under such plan.

Director Compensation

The directors of the Company did not receive any compensation for their service as directors during 2018. Effective March 27, 2019, the Company agreed to pay Messrs. Johnson, Hitselberger, Penwell, and Zech a flat annual fee of $25,000 for Board of Directors’ meeting attendance in person or participation by telephone, regardless of the number of such meetings, which annual fee was prorated for fiscal year 2019. No additional compensation is paid for attending committee meetings. Each director is entitled to be reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors and of any committees of which such director is a member.

The following table sets forth information regarding the total annual compensation paid by the Company during the fiscal year ended December 31, 2019 to the nonemployee directors who serve as directors of the Company.  No such compensation was paid during 2018.

Year Ended December 31, 2019	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Scott C. Penwell	$18,750	$—	$—	$—	$—	$—	$18,750
William E. Hitselberger	18,750	—	—	—	—	—	18,750
Stephen J. Johnson	18,750	—	—	—	—	—	18,750
James L. Zech (1)	18,750	—	—	—	—	—	18,750
Paul M. J. Brockman (2)	—	—	—	—	—	—	—
Duncan McLaughlin (2)	—	—	—	—	—	—	—
Matthew T. Popoli (2)	—	—	—	—	—	—	—
Jack Sun (3)	—	—	—	—	—	—	—
Craig A. Huff (1), (2)	—	—	—	—	—	—	—

(1)	On March 25, 2020, the Company’s Board of Directors accepted the resignations of Messrs. Zech and Huff.
(2)	Messrs. Brockman, McLaughlin, Popoli, and Huff were not directors of the Company during 2018.
(3)	Mr. Sun was elected to the Company’s Board of Directors on March 25, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common shares at May 11, 2020 by:

•	each of our directors;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options or other convertible or exercisable securities held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of May 11, 2020. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 3,615,500 common shares outstanding.

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

Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Dr. Lewis S. Sharps, M.D.	73,243	2.0%
Scott C. Penwell	—	*
William E. Hitselberger	—	*
Stephen J. Johnson	—	*
Paul M. J. Brockman (1)	—	*
Duncan McLaughlin (1)	—	*
Matthew T. Popoli (2)	—	*
Jack Sun (2)	—	*
Donovan C. Augustin	—	*
Daniel A Payne	—	*
All Executive Officers and Directors as a Group	73,243	2.0%

1	Mr. Brockman and Mr. McLaughlin disclaim beneficial ownership of any shares owned by Enstar Holdings (US) LLC.
2	Mr. Popoli and Mr. Sun disclaim beneficial ownership of any shares owned by Insurance Capital Group, LLC.
*	Represents beneficial ownership of less than 1%.

Principal Shareholders

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, at May 11, 2020, the only persons known by us to be beneficial owners of five percent or more of the outstanding shares of our common stock were as follows:

	Number of Shares Beneficially Owned	Percent of Outstanding Common Stock
Insurance Capital Group, LLC 767 Fifth Avenue, 16th Floor, New York, New York 10153	2,277,753	63.0%
Enstar Holdings (US) LLC 150 2nd Avenue N 3rd Floor, St. Petersburg, Florida 33701	976,180	27.0%

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
•

a director who accepted, or who has a spouse, parent, child or sibling, whether by blood, marriage or adoption, or any other person who resides in his home, hereinafter referred to as a “Family Member,” who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company or one of its subsidiaries; or benefits under a tax qualified retirement plan, or non-discretionary compensation);

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

Under these criteria, all directors, except Lewis S. Sharps, M.D., are independent.  Pennsylvania insurance law requires that one-third of the members of each committee of the board be independent, except for the audit, nominating, and compensation committees, which may only include independent directors.

Item 14. Principal Accounting Fees and Services.

Under the Audit Committee’s charter, the Committee is responsible for the selection of the Company’s independent registered public accounting firm. The Committee also evaluates and monitors the auditors’ qualifications, performance and independence. This evaluation includes a review and evaluation of the lead partner of the independent registered public accounting firm. The Committee also takes into account the opinion of the Company’s management.  More can be learned about the Committee’s responsibility with respect to the independent registered public accounting firm in the Committee’s charter, which is available on the Company’s website at www.positivephysicians.com under the heading “Committee Charters” on the “Investor Relations” page.  Charters to the Company’s Nominating/Governance and Compensation Committees are also available, here, on our website.

The Audit Committee unanimously selected Baker Tilly Virchow Krause, LLP as the Company’s independent registered public accounting firm for 2018 and 2019.

Audit Fees

Fees pertaining to services rendered to the Company and its subsidiaries, PPIX, PCA, and PIPE by Baker Tilly Virchow Krause, LLP during the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Audit fees	$173,602	$228,285
Audit related fees	—	-
Tax fees	41,000	24,500
All other fees	81,850	9,487
Total fees	$296,452	$262,272

The audit fees shown above for 2018 include the fees of Baker Tilly Virchow Krause, LLP related to the audits of PPIX, PCA and PIPE for the December 31, 2018 stand-alone statutory financial statements.  All other fees presented above include fees from the Company’s Form S-1 filing, consents and comfort letters.

The Audit Committee maintains a policy requiring that it pre-approves all audit and permitted non-audit services provided by Baker Tilly Virchow Krause, LLP.  The non-audit services provided in 2019 were pre-approved by the Audit Committee.  However, none of the non-audit services provided in 2018 were pre-approved by the Audit Committee because the Committee did not exist prior to March 27, 2019.  The Audit Committee has considered whether, and determined that, the provision of the non-audit services reflected above is compatible with maintaining Baker Tilly Virchow Krause, LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS AND SCHEDULES

(a)	(1)Index to Consolidated and Combined Financial Statements.

Page
Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheet as of December 31, 2019 and Combined Balance Sheet as of December 31, 2018	38

Consolidated Statement of Operations for the Year Ended December 31, 2019 and Combined Statement of Operations for the Year Ended December 31, 2018	39

Consolidated Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2019 and Combined Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2018	40

Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2019 and Combined Statement of Stockholders' Equity for the Year Ended December 31, 2018	41

Consolidated Statement of Cash Flows for the Year Ended December 31, 2019 and Combined Statement of Cash Flows for the Year Ended December 31, 2018	42

Notes to Consolidated and Combined Financial Statements	43

(a)	(2)The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page 78.

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(a)	(3)The Exhibits are listed in the Exhibit Index on page 75.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

3.2	Bylaws of Positive Physicians Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

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

10.9

Governance Agreement dated September 19, 2018 between Insurance Capital Group LLC and Enstar Holdings (US) LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

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

Exhibit Number	Description
10.12

Medical Malpractice Working Excess Reinsurance Contract effective January 1, 2018 between Hannover Ruck Se and Physicians’ Insurance Program Exchange (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (333-229322)).

10.13	Non-Qualified Stock Option Agreement Between Positive Physicians Holdings, Inc. and Lewis Sharps, MD. (incorporated by reference to Exhibit 10.13 filed with Form 8-K on October 2, 2019)

10.14	Offer Letter dated September 5, 2019, between Positive Physicians Holdings, Inc. and Donovan Augustin (incorporated by reference to Exhibit 10.14 filed with Form 8-K on October 15, 2019)

21.1*	Subsidiaries of Positive Physicians Holdings, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Positive Physicians Holdings, Inc.

Date: May 14, 2020	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis S. Sharps, M.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 14, 2020
Lewis S. Sharps, M.D.

/s/ Paul M.J. Brockman	Director	May 14, 2020
Paul M.J. Brockman

/s/ William E. Hitselberger	Director	May 14, 2020
William E. Hitselberger

/s/ Stephen J. Johnson	Director	May 14, 2020
Stephen J. Johnson

/s/ Duncan McLaughlin	Vice Chairman of the Board of Directors	May 14, 2020
Duncan McLaughlin

/s/ Scott C. Penwell	Director	May 14, 2020
Scott C. Penwell

/s/ Matthew T. Popoli	Chairman of the Board of Directors	May 14, 2020
Matthew T. Popoli

/s/Jack Sun	Director	May 14, 2020
Jack Sun

/s/ Donovan C. Augustin	Chief Financial Officer
Donovan C. Augustin	(Principal Financial Officer)	May 14, 2020

Positive Physicians Holdings, Inc.

Index to Financial Statement Schedules

Description	Page

Schedule I – Condensed Financial Information of Registrant as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018	79

Schedule V – Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 2019 and 2018	82

Certain financial statement schedules have been omitted because they are either not applicable or the required financial information is contained in the Company’s 2019 Consolidated Financial Statements and notes thereto.

Positive Physicians Holdings, Inc.

Schedule I – Registrant Only Financial Statements

Balance Sheets

(Parent Company Only)

	December 31, 2019	December 31, 2018
Assets
Available-for-sale fixed maturity securities, at fair value	$3,854,722	$—
Equity investment in subsidiary	43,243,947	—
Short-term investments, at fair value	1,169,472	—
Total investments	48,268,141	—
Cash and cash equivalents	15,673,654	—
Accrued investment income	26,677	—
Income taxes recoverable	300,895	—
Deferred income taxes	(1,859)	—
Prepaid management fee	8,928,571	—
Other assets	62,750	261,209
Total assets	$73,258,829	$261,209
Liabilities and Stockholders' Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$149,076	$-
Due (from) to affiliates	(83,652)	261,209
Total liabilities	65,424	261,209
Stockholders' Equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	36,155	—
Additional paid-in capital	49,421,081	—
Retained earnings	22,096,447	—
Accumulated other comprehensive income	1,639,722	—
Total stockholders' equity	73,193,405	—
Total liabilities and stockholders' equity	$73,258,829	$261,209

These financial statements should be read in conjunction with the

Consolidated Financial Statements and the notes thereto.

Positive Physicians Holdings, Inc.

Schedule I – Registrant Only Financial Statements

Statements of Operations

(Parent Company Only)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues
Net investment income	$364,159	$—
Realized investment gains	66	—
Total revenues	364,225	—
Expenses
Other underwriting expenses	1,797,059	—
Total expenses	1,797,059	—
Loss before equity in undistributed earnings of subsidiary and provision for income taxes	(1,432,834)	—
Provision for income taxes	(300,895)	—
Loss before equity in undistributed earnings of subsidiary	(1,131,939)	—
Equity in undistributed earnings of subsidiary	892,988	—
Net loss	(238,951)	—
Other comprehensive income, net of tax
Other comprehensive income	6,995	—
Equity in other comprehensive income of subsidiary	2,862,743	—
Other comprehensive income, net of income taxes	2,869,738	—
Comprehensive income	$2,630,787	$—

These financial statements should be read in conjunction with the

Consolidated Financial Statements and the notes thereto.

Positive Physicians Holdings, Inc.

Schedule I – Registrant Only Financial Statements

Statements of Cash Flows

(Parent Company Only)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(238,951)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized gain on sales of investments	(66)	—
Amortization of fixed maturity premiums	(7,217)	—
Depreciation and amortization expense	1,071,429	—
Equity in undistributed earnings of subsidiary	(892,988)	—
Changes in operating assets and liabilities:
Accrued investment income	(26,677)	—
Income taxes recoverable	(300,895)	—
Prepaid management fee	(10,000,000)	—
Other assets	198,459	(261,209)
Accounts payable, accrued expenses, and other liabilities	149,076	—
Due (from) to affiliates	(344,861)	261,209
Net cash flows used in operating activities	(10,392,691)	—
Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	525,000	—
Purchases of fixed maturity securities	(4,370,803)	—
Net purchases of short-term investments	(1,162,253)	—
Investment in subsidiary	(2,500,000)	—
Net cash flows used in investing activities	(7,508,056)	—
Cash flows from financing activities
Proceeds from issuance of common stock	33,574,401	—
Net cash flows provided by financing activities	33,574,401	—
Net change in cash and cash equivalents	15,673,654	—
Cash and cash equivalents, at beginning of year	—	—
Cash and cash equivalents, at end of year	$15,673,654	$—
Cash paid during the year for interest	$—	$—

These financial statements should be read in conjunction with the

Consolidated Financial Statements and the notes thereto.

Positive Physicians Holdings, Inc.

Schedule V – Supplemental Information Concerning

Property and Casualty Operations

							Losses and Loss Adjustment Expenses Incurred Related to:
Affiliation with Registrant	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount on Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Losses and Loss Adjustment Expenses	Premiums Written
(a) Consolidated property-casualty entities
2019	$2,584,486	$63,607,975	$-	$12,783,124	$23,700,963	$2,960,367	$15,438,338	$136,271	$7,854,417	$19,923,850	$22,673,494
2018	$3,985,193	$68,392,333	$-	$13,202,626	$23,587,834	$2,568,907	$15,525,397	$4,057,821	$8,738,765	$20,126,413	$21,622,860