Form 10-K/A
period 2019-12-31
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2020-05-19
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Positive Physicians Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “Original Form 10-K”), solely to disclose (i) that the Company had filed the Original Form 10-K after the March 30, 2020 deadline otherwise applicable to such filing (the “Original Deadline”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”); and (ii) the reasons why the Company could not file the Original Form 10-K on a timely basis before the Original Deadline, as described below.

On March 30, 2020, the Company filed a Current Report on Form 8-K with the SEC (the “Form 8-K”) to indicate its intention to rely on the Order for a filing extension in connection with the Company’s filing of the Original Form 10-K. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the Original Deadline due to circumstances related to the coronavirus disease 2019 (COVID-19). The Company’s operations and business have experienced disruptions due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions include, but are not limited to: office closures and the distraction to maintaining operation continuance during remote operations due to suggested, and mandated, illness, social quarantining and work from home orders.  The Company’s management has devoted substantial time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing all of the tasks necessary to file the Annual Report by the Original Deadline. Accordingly, the Company relied on the Order because it was unable to timely file the Original Form 10-K by the Original Deadline without undue hardship and expense to the Company due to COVID-19.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including the certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Positive Physicians Holdings, Inc.

Date: May 19, 2020	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis S. Sharps, M.D.	President, Chief Executive Officer, and Director	May 19, 2020
Lewis S. Sharps, M.D.	(Principal Executive Officer)

/s/ Paul M.J. Brockman	Director	May 19, 2020
Paul M.J. Brockman

/s/ William E. Hitselberger	Director	May 19, 2020
William E. Hitselberger

/s/ Stephen J. Johnson	Director	May 19, 2020
Stephen J. Johnson

/s/ Duncan McLaughlin	Vice Chairman of the Board of Directors	May 19, 2020
Duncan McLaughlin

/s/ Scott C. Penwell	Director	May 19, 2020
Scott C. Penwell

/s/ Matthew T. Popoli	Chairman of the Board of Directors	May 19, 2020
Matthew T. Popoli

/s/Jack Sun	Director	May 19, 2020
Jack Sun

/s/ Donovan C. Augustin	Chief Financial Officer	May 19, 2020
Donovan C. Augustin	(Principal Financial Officer)