Form 10-Q
period 2020-03-31
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2020-06-22
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 19, 2020, the registrant had 3,615,500 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Positive Physicians Holdings, Inc.

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Available-for-sale fixed maturity securities, at fair value	$89,801,987	$95,748,042
Equity securities, at fair value	5,868,709	7,756,966
Short-term investments, at fair value	647,200	1,169,472
Total investments	96,317,896	104,674,480
Cash and cash equivalents	21,918,875	20,988,081
Accrued investment income	674,081	699,087
Premiums receivable	7,203,757	7,383,876
Reinsurance recoverable	8,630,126	7,850,409
Income taxes recoverable	1,974,843	1,313,935
Unearned ceded premiums	211,086	1,181,345
Deferred acquisition costs	2,968,462	2,584,486
Deferred income taxes	1,164,235	891,584
Prepaid management fee	8,571,428	8,928,571
Other assets	3,286,957	124,507
Total assets	$152,921,746	$156,620,361
Liabilities and Stockholders' Equity
Liabilities
Losses and loss adjustment expenses	$64,353,351	$63,607,975
Unearned premiums	14,600,188	12,783,124
Reinsurance payable	1,458,132	1,961,653
Accounts payable, accrued expenses, and other liabilities	2,179,226	5,009,346
Note payable	48,854	64,858
Total liabilities	82,639,751	83,426,956
Stockholders' Equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	36,155	36,155
Additional paid-in capital	49,468,496	49,421,081
Retained earnings	20,973,744	22,096,447
Accumulated other comprehensive income (loss)	(196,400)	1,639,722
Total stockholders' equity	70,281,995	73,193,405
Total liabilities and stockholders' equity	$152,921,746	$156,620,361

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues
Net premiums earned	$4,684,710	$5,491,207
Net investment income	766,297	628,256
Realized investment (losses) gains, net	(1,964,421)	851,651
Total revenues	3,486,586	6,971,114
Expenses
Losses and loss adjustment expenses, net	3,185,603	3,321,676
Other underwriting expenses	2,338,904	3,500,377
Interest expense	595	1,366
Total expenses	5,525,102	6,823,419
Income (loss) before provision for income taxes	(2,038,516)	147,695
Provision for income taxes	(915,813)	55,906
Net income (loss)	$(1,122,703)	$91,789
Income (loss) per common share
Common stock - basic	$(0.31)	$0.03
Common stock - diluted	$(0.31)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net income (loss)	$(1,122,703)	$91,789
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale fixed maturity securities:
Unrealized holding (loss) gain during the period, net of income tax benefit (expense) of $488,084 and $(344,205)	(1,797,079)	1,266,592
Reclassification adjustments for (gains) losses included in net income (loss), net of income tax (expense) benefit of $(10,379) and $7,515	(39,043)	28,270
Other comprehensive income (loss)	(1,836,122)	1,294,862
Comprehensive income (loss)	$(2,958,825)	$1,386,651

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31, 2020 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2020	$36,155	$49,421,081	$22,096,447	$1,639,722	$73,193,405
Stock based compensation expense	—	47,415	—	—	47,415
Net loss	—	—	(1,122,703)	—	(1,122,703)
Other comprehensive loss	—	—	—	(1,836,122)	(1,836,122)
Balance, March 31, 2020	$36,155	$49,468,496	$20,973,744	$(196,400)	$70,281,995

	Three Months Ended March 31, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2019	$—	$15,882,835	$22,335,398	$(1,230,016)	$36,988,217
Issuance of common stock	36,155	33,580,925	—	—	33,617,080
Net income	—	—	91,789	—	91,789
Other comprehensive income	—	—	—	1,294,862	1,294,862
Balance, March 31, 2019	$36,155	$49,463,760	$22,427,187	$64,846	$71,991,948

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,122,703)	$91,789
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income taxes	215,432	55,658
Net realized loss on sales of investments	205,438	34,946
Unrealized loss (gain) on equity securities and other investments	1,758,983	(886,597)
Amortization of fixed maturity premiums	70,877	55,536
Depreciation and amortization expense	370,378	13,234
Stock based compensation expense	47,415	—
Changes in operating assets and liabilities:
Accrued investment income	25,006	17,552
Premiums receivable	180,119	698,075
Reinsurance recoverable	(779,717)	(251,805)
Income taxes recoverable	(660,908)	367
Unearned ceded premiums	970,259	(1,206,884)
Deferred acquisition costs	(383,976)	(704,911)
Prepaid management fee	—	(10,000,000)
Other assets	22,343	(179,554)
Losses and loss adjustment expenses	745,376	(1,771,221)
Unearned premiums	1,817,064	1,844,138
Reinsurance payable	(503,521)	1,491,536
Accounts payable, accrued expenses, and other liabilities	(2,830,120)	(1,668,079)
Due to affiliates	—	(81,613)
Net cash flows provided by (used in) operating activities	147,745	(12,447,833)
Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	7,311,231	4,803,891
Proceeds from sales of equity securities and other investments	203,111	173,190
Purchases of fixed maturity securities	(6,923,432)	(124,967)
Purchases of equity securities	(318,315)	(214,277)
Net sales of short-term investments	526,458	174,792
Net cash flows provided by investing activities	799,053	4,812,629
Cash flows from financing activities
Proceeds from issuance of common stock	—	33,617,080
Payments of notes payable	(16,004)	(15,231)
Net cash flows (used in) provided by financing activities	(16,004)	33,601,849
Net change in cash and cash equivalents	930,794	25,966,645
Cash and cash equivalents, at beginning of period	20,988,081	3,903,620
Cash and cash equivalents, at end of period	$21,918,875	$29,870,265
Cash paid during the period for interest	$595	$1,188

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Our consolidated financial statements include our accounts and those of our wholly owned subsidiary.  We have eliminated all inter-company accounts and transactions in consolidation.

Positive Physicians Holdings, Inc. was formed on May 1, 2018.  Prior to the completion of the initial public offering, the Company, PPIX, PCA, and PIPE were under the common control of Diversus.  Additionally, prior to March 27, 2019, the Company did not engage in substantive pre-combination activities, and accordingly, is not considered the acquirer of the net assets of Positive Insurance Company.  The acquirer of these net assets is the majority stockholder of the Company.  Accordingly, the accompanying unaudited financial statements do not reflect any adjustments to fair value as might have been determined had the Company accounted for the acquisition of Positive Insurance Company’s net assets as a business combination.

We recommend you read the interim consolidated financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

No one insured accounted for over 10% of premiums receivable as of March 31, 2020 and December 31, 2019 or gross written premium for the three months ended March 31, 2020 and 2019.  We have reinsurance contracts with various reinsurers all of whom have A.M. Best ratings of A or better or have provided collateral to secure their obligations.

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

Prior to March 27, 2019, PPIX, PCA, and PIPE filed separate federal income tax returns.  The Company did not recognize any interest and penalties in the accompanying consolidated statements of operations for the three months ended March 31, 2020 and 2019.  PPIX, PCA, and PIPE remain subject to examination by the Internal Revenue Service for tax years 2016 through 2018 and the short stub period in 2019.  Beginning with the 2019 tax year, the Company will file a consolidated federal income tax return.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease.  This guidance also requires entities to make new judgments to identify leases.  The guidance was effective for annual and interim reporting periods beginning after December 15, 2018 and permitted early adoption.  The Company’s adoption of this guidance on January 1, 2019 did not have a significant impact on our financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can impact the results and the comparability of the Company’s consolidated financial statements. The following recently issued accounting pronouncements are relevant to the Company’s consolidated financial statements:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification ("ASC") and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss ("CECL") model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life.   The new CECL model is based upon expected losses rather than incurred losses.  Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance.  The ASU was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which extended the effective date of adopting ASU 2016-13.  Under ASU 2019-10, ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar year-end companies).  The Company is currently a smaller reporting company, so the Company’s expected adoption date for ASU 2016-13 is January 1, 2023.  At this time, we are evaluating the potential impact of ASU 2016-13 in the Company’s consolidated financial statements.

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

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity securities by major security type for the results at March 31, 2020 and December 31, 2019 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. government	$9,323,710	$215,137	$17,108	$9,521,739
States, territories, and possessions	1,092,785	40,288	—	1,133,073
Subdivisions of states, territories, and possessions	12,375,653	313,337	13,297	12,675,693
Industrial and miscellaneous	67,258,447	974,929	1,761,894	66,471,482
Total fixed maturity securities	$90,050,595	$1,543,691	$1,792,299	$89,801,987

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. government	$10,689,829	$100,223	$38,490	$10,751,562
States, territories, and possessions	1,096,638	46,385	—	1,143,023
Subdivisions of states, territories, and possessions	12,440,863	389,472	7,470	12,822,865
Industrial and miscellaneous	69,445,114	1,591,777	6,299	71,030,592
Total fixed maturity securities	$93,672,444	$2,127,857	$52,259	$95,748,042

The table below sets forth the contractual maturity profile of our investments in fixed maturity securities at March 31, 2020 and December 31, 2019.  Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost	Fair Value
Due in less than one year	$10,817,722	$10,827,211	$8,570,607	$8,584,991
Due after one year to five years	54,628,455	54,709,824	59,713,323	60,844,219
Due after five years to ten years	23,822,755	23,422,426	24,656,702	25,539,400
Due after ten years	781,663	842,526	731,812	779,432
	$90,050,595	$89,801,987	$93,672,444	$95,748,042

Realized gains and losses are determined using the specific identification method. During the three months ended March 31, 2020 and 2019, proceeds from maturities and sales and gross realized gains and losses on securities and other investments are as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds	$7,514,342	$4,977,081
Gross gains	51,849	18,691
Gross losses	257,287	53,637

The components of net realized investment (losses) gains for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Gain (loss) on sales of fixed maturity securities	$39,043	$(28,270)
Loss on sales of equity securities and other investments	(244,481)	(6,676)
Total loss on sales of investments	(205,438)	(34,946)
Unrealized (loss) gain on equity securities and other investments	(1,758,983)	886,597
Total net realized investment (losses) gains	$(1,964,421)	$851,651

The components of net investment income for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Fixed maturity securities	$651,675	$565,070
Cash and short-term investments	86,496	20,655
Equity securities	48,764	68,361
Other investments	7,125	9,233
	794,060	663,319
Less investment expenses	27,763	35,063
Net investment income	$766,297	$628,256

The following tables show fair value and gross unrealized losses of our fixed maturity investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:
U.S. government	$—	$—	$492,985	$17,108	$492,985	$17,108
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	152,274	6,312	68,354	6,985	220,628	13,297
Industrial and miscellaneous	28,285,031	1,761,894	—	—	28,285,031	1,761,894
Total fixed maturity securities	$28,437,305	$1,768,206	$561,339	$24,093	$28,998,644	$1,792,299

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
U.S. government	$2,628,516	$8,227	$4,061,077	$30,263	$6,689,593	$38,490
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	—	—	93,000	7,470	93,000	7,470
Industrial and miscellaneous	4,773,607	5,934	350,922	365	5,124,529	6,299
Total fixed maturity securities	$7,402,123	$14,161	$4,504,999	$38,098	$11,907,122	$52,259

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

For the three months ended March 31, 2020 and 2019, we determined that none of our fixed maturity securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at March 31, 2020:

.	Total	Level 1	Level 2	Level 3
U.S. government	$9,521,739	$—	$9,521,739	$—
States, territories, and possessions	1,133,073	—	1,133,073	—
Subdivisions of states, territories and possessions	12,675,693	—	12,675,693	—
Industrial and miscellaneous	66,471,482	—	66,471,482	—
Total fixed maturity securities	89,801,987	—	89,801,987	—
Equity securities	5,868,709	5,868,709	—	—
	$95,670,696	$5,868,709	$89,801,987	$—

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at December 31, 2019:

	Total	Level 1	Level 2	Level 3
U.S. government	$10,751,562	$—	$10,751,562	$—
States, territories, and possessions	1,143,023	—	1,143,023	—
Subdivisions of states, territories and possessions	12,822,865	—	12,822,865	—
Industrial and miscellaneous	71,030,592	—	71,030,592	—
Total fixed maturity securities	95,748,042	—	95,748,042	—
Equity securities	7,756,966	7,756,966	—	—
	$103,505,008	$7,756,966	$95,748,042	$—

6.	Deferred Acquisition Costs

The following table summarizes the movements in deferred acquisition costs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$2,584,486	$3,985,193
Amount capitalized during the period	1,693,778	2,827,265
Amount amortized during the period	1,309,802	2,122,354
Balance, end of period	$2,968,462	$4,690,104

7.	Reinsurance

Under the Company’s current reinsurance agreement, we retain a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

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

Our premiums under the current reinsurance agreement are based on a percentage of our earned premiums during the term of the agreement.  The agreement was renewed on April 1, 2020.

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

We generally do not assume risks from other insurance companies.  However, we could be required by statute to participate in guaranty funds, which are formed to pay claims on policies issued by insolvent property and casualty insurers domiciled in certain states, such as Pennsylvania.  This participation, where applicable, requires us to pay an annual assessment based on our premiums written and determined on a market share basis.  As of March 31, 2020, our participation was not material.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Premiums written:
Direct	$7,718,512	$8,197,517
Ceded	246,479	1,952,477
Premiums written, net of reinsurance	$7,472,033	$6,245,040
Premiums earned:
Direct	$5,901,448	$6,353,380
Ceded	1,216,738	862,173
Premiums earned, net of reinsurance	$4,684,710	$5,491,207
Losses and loss adjustment expenses incurred:
Direct	$3,965,773	$3,911,189
Ceded	780,170	589,513
Losses and loss adjustment expenses incurred, net of reinsurance	$3,185,603	$3,321,676

8.	Losses and Loss Adjustment Expenses

The following table provides a reconciliation of our beginning and ending unpaid loss and loss adjustment expense (“LAE”) reserve balances for the three months ended March 31, 2020 and 2019.

	2020	2019
Balance at January 1	$63,607,975	$68,392,333
Less: Reinsurance recoverable on liability for losses and loss adjustment expenses	7,850,409	7,956,043
Add: Reinsurance recoverable on claims paid	335,274	5,791
Net liability at January 1	56,092,840	60,442,081
Losses and loss adjustment expenses incurred, net:
Current period	3,185,603	3,321,676
Prior periods	—	—
Total incurred losses and loss adjustment expenses	3,185,603	3,321,676
Less losses and loss adjustment expenses paid, net:
Current period	57,756	79,592
Prior periods	2,801,374	5,013,009
Total losses and loss adjustment expenses paid	2,859,130	5,092,601
Net liability for losses and loss adjustment expenses, at March 31	56,419,313	58,671,156
Add: Reinsurance recoverable on liability for losses and loss adjustment expenses	8,630,126	8,207,848
Less: Reinsurance recoverable on claims paid	696,088	257,892
Liability for losses and loss adjustment expenses, at March 31	$64,353,351	$66,621,112

The liability for losses and LAE at March 31, 2020 and 2019 was $64,353,351 and $66,621,112, respectively. For the three months ended March 31, 2020 and 2019, $2,801,374 and $5,013,009, respectively, has been paid for incurred claims attributable to insured events of prior years. Original estimates are increased or decreased, as additional information becomes known regarding individual claims.

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Incurred Loss Development Method in order to estimate its liability for losses and LAE.  There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and LAE during the three months ended March 31, 2020.

9.	Income Taxes

At March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions.  No interest and penalties were recognized during the three months ended March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, the Company had unused net operating loss (“NOL”) carryforwards of $779,554 and $3,600,298, respectively, which will begin to expire in 2038, if unused.  The Company’s remaining unused NOLs that were generated prior to the conversions and merger in 2019 are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year. The Company’s NOL balance at March 31, 2020 also includes taxable losses that were generated by the holding company in 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law.  The CARES Act includes certain income tax-related law changes that have a material effect on the Company’s deferred income taxes.  The most significant effect on the Company’s deferred income taxes is due to changes in the federal net operating loss carryback provisions which allow the Company to carryback NOLs originating in 2018 and 2019 to prior tax years with corporate income tax rates of 34% (as opposed to forward to future tax years with corporate income tax rates of 21%).  As a result of this legislation, during the first quarter of 2020, the Company significantly reduced its NOL balance by $3,090,478, or $649,000 tax-effected, and recorded additional federal income tax refunds of $1,119,633.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the Company’s deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), tax planning strategies, and projected future taxable income in making this assessment.  At March 31, 2020 and December 31, 2019, management determined that it was more likely than not that all of the deferred tax assets will be realized by the Company in future years.  Accordingly, the Company did not record a valuation allowance against its deferred tax assets at March 31, 2020 and December 31, 2019.

10.	Agreements with Diversus

Positive Insurance Company has a management agreement with Diversus Management, whereby Diversus Management provides administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premium, less return premium. Under the current agreement, which became effective March 27, 2019, Diversus Management earns management fees at 12%.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums. No quarterly performance fees were payable under the terms of the agreement at March 31, 2020.

Management fees are recorded in other underwriting expenses in the consolidated statements of operations.  The Company incurred management fees for the respective periods as follows:

	Three Months Ended March 31,
	2020	2019
Management fees	$1,319,411	$2,049,380

In connection with the execution of the existing management agreement with Diversus Management, the Company paid Diversus $10,000,000 to execute the agreement. Such payment is presented as prepaid management fee in the accompanying consolidated balance sheets and is amortized on a straight-line basis over a period of seven years.  For the three months ended March 31, 2020, the Company incurred amortization expense of $357,143, which is recorded in other underwriting expenses in the consolidated statement of operations and included as part of the current year amount disclosed in the table above.

Positive Insurance Company has contracts with Gateway Risk Services, LLC and Andrews Outsource Solutions LLC, both of which are wholly owned subsidiaries of Diversus, under which those companies provide claims processing and risk management services. Fees incurred by Positive Insurance Company under these contracts are recorded in other underwriting expenses in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Claims processing and risk management services	$392,575	$399,375

Additionally, the former attorney-in-fact of PCA earned commissions related to our gross written premium and other accounts.  Beginning March 27, 2019, these commissions were paid to Specialty Insurance Agency, LLC, a wholly owned subsidiary of Diversus. These commissions are recorded in other underwriting expenses in the consolidated statements of operations.  Positive Insurance Company incurred related commission expenses for the respective periods as follows:

	Three Months Ended March 31,
	2020	2019
Commissions	$62,073	$77,850

The Company and Diversus entered into a loan agreement dated March 27, 2019 to provide a $6,000,000 credit facility to Diversus for working capital purposes. At March 31, 2020, there was no outstanding balance on the credit facility.   The Company terminated the loan agreement on May 19, 2020.

11.	Common Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock.  In connection with the completion of the initial public offering on March 27, 2019, 3,615,500 shares of the Company’s common stock were issued. At March 31, 2020, 3,615,500 shares of common stock remain issued and outstanding.

On September 27, 2019, the Company granted its Chief Executive Officer options to purchase 216,930 shares of common stock at an exercise price of $12.01 per share, which was the closing sale price of the Company’s common stock on the date the options were granted. Of the total options, 108,465 shares will vest in equal monthly installments over a three-and-one-half year period following September 27, 2019, and the remaining 108,465 shares will vest upon the achievement by the Company of certain milestones.  All vested option shares shall be exercisable for eight years from the date of vesting.  The stock-based compensation expense recorded by the Company during the first quarter of 2020 was $47,415.

The holding company has cash and other liquid assets aggregating $16,786,967 at March 31, 2020.  The holding company’s principal source of future liquidity will be dividend payments from Positive Insurance Company, which is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the Company.

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

12.	Earnings Per Share

As discussed in Note 1, the conversions of PPIX, PCA, and PIPE to stock insurance companies and the simultaneous acquisition of these companies resulted in the issuance of the Company’s common stock as of March 27, 2019.  The basic weighted average number of common shares outstanding was 3,615,500 for the three months ended March 31, 2020.  For the period prior to the date of the conversions, the net common shares issued in the initial public offering were assumed to be outstanding since January 1, 2019.

The following table presents a reconciliation of the numerators and denominators that were used in the basic and diluted per share computations for the Company’s common stock:

	Three Months Ended March 31,
	2020	2019
Basic earnings per common share:
Numerator:
Net income (loss)	$(1,122,703)	$91,789
Denominator:
Weighted average shares outstanding	3,615,500	3,615,500
Basic earnings per common share	$(0.31)	$0.03

Diluted earnings per common share:
Numerator:
Net income (loss)	$(1,122,703)	$91,789
Denominator:
Weighted average shares outstanding - basic	3,615,500	3,615,500
Add: vested stock options	15,495	—
Number of shares used in diluted computation	3,630,995	3,615,500
Diluted earnings per common share	$(0.31)	$0.03

13.	COVID-19

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

As a result of the COVID-19 pandemic, the Company anticipates that premiums will decrease due to policy endorsements associated with doctors electing to work part time, take a leave of absence or retire.  In addition, our insureds may elect to temporarily change their areas of practice and/or specialties.  For example, a doctor may choose to drop from orthopedic surgery to office-only status due to the lack of elective surgeries.  The Company has received notification for such requests from our policyholders which will go into effect on June 30, 2020 and necessary reimbursements or credits against future payments will be applied.

In terms of collections, prior to the pandemic, the Company’s policy was to cancel any insurance policies for which premiums had not been received within 60 days subsequent to policy effective date, with notice of intent to cancel sent to the insured after 30 days post-inception date, or post-payment due date.  As a result of COVID-19, the Company has updated this policy and suspended cancellations of insurance contracts resulting from non-payment of premium and deferred payments until June 30, 2020 for invoices due after April 1, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to provide a more comprehensive review of Positive Physicians Holdings, Inc. (“PPHI”) and its wholly owned subsidiary’s (collectively referred to as the “Company,” which also may be referred to as “we” or “us”) operating results and financial condition than can be obtained from reading the Financial Statements alone.  The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements” of the Company.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking information that involves risk and uncertainties.  We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The soft market cycle troughed in 2012, and since then, national loss payouts, on average, have steadily increased through 2019.  As a result, underwriting criteria in the MPLI industry has started to become more stringent, with opportunities for improved pricing, and we believe the market cycle has transitioned to a hard market.  At Positive Insurance Company, beginning in April 2020 our renewal book of business has begun to experience price increases of 2.5% through reduced credits, a development which we expect to continue and extend through our policy renewals in 2020.  We are also seeing rate increases take place by other carriers in many of the states in which we write business.

In addition to pricing increases, we intend to achieve further premium growth with our expansion into new states.  Positive Insurance Company was admitted into Texas in November 2019 and is currently in the process of obtaining approval on premium rates before we can begin writing business there.  We are also currently in the process of obtaining licenses to write business in the states of California and Florida.

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

As a result of the COVID-19 pandemic, we anticipate that premiums will decrease due to policy endorsements associated with doctors electing to work part time, take a leave of absence or retire.  In addition, our insureds may elect to temporarily change their areas of practice and/or specialties.  For example, a doctor may choose to drop from orthopedic surgery to office-only status due to the lack of elective surgeries.  We have received notification for such requests from our policyholders which will go into effect on June 30, 2020 and necessary reimbursements or credits against future payments will be applied.

In terms of collections, prior to the pandemic, our policy was to cancel any insurance policies for which premiums had not been received within 60 days subsequent to policy effective date, with notice of intent to cancel sent to the insured after 30 days post-inception date, or post-payment due date.  As a result of COVID-19, we have updated this policy and suspended cancellations of insurance contracts resulting from non-payment of premium and deferred payments until June 30, 2020 for invoices due after April 1, 2020.  Through June 19, 2020, the amount of premium payment deferrals is about $950,000.  Dependent upon the extent to which our policyholders’ own businesses have been impacted by the pandemic, our collection of premiums against current in-force policies could be significantly impacted.

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

Our premium levels and underwriting results have been, and continue to be, influenced by market conditions.  Pricing in the MPLI industry historically has been cyclical.  During a soft market cycle, price competition is more significant than during a hard market cycle which makes it difficult to attract and retain properly priced MPLI business.  As previously discussed, the markets in which we operate, and the national MPLI markets, were in a prolonged period of a soft market cycle.  However, we are seeing price increases with our policy renewals in 2020 and we believe the market is hardening.  Therefore, it is generally likely that insurers will be able to increase their rates or profit margins, as market conditions continue to improve.  A hard market typically has a positive effect on premium growth, which can include absolute increases in premiums written.

We had a net loss of $1,122,703 for the first quarter of 2020, compared to net income of $91,789 for the first quarter of 2019.  The results for both periods were significantly impacted by realized investment (losses) gains, respectively, mainly due to fluctuations in the unrealized position on our equity securities.  Operating income was $429,190 for the first quarter of 2020, compared to an operating loss of $581,015 for the same period last year.  The increase in our operating results largely reflects the improvement in our underwriting profitability, compared to prior year.

Total revenues were $3,486,586 in the first quarter of 2020, compared to $6,971,114 for the same period last year.  The decline in revenues during the first quarter of 2020, compared to the first quarter in 2019, primarily reflects unrealized losses on equity securities recognized in current year in contrast to unrealized gains recorded in prior year.  To a lesser extent, net premiums earned during the first quarter of 2020 also decreased, compared to the same period in 2019.

The major components of consolidated revenues and pre-tax income (loss) for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Revenues:
Net premiums earned	$4,684,710	$5,491,207
Net investment income	766,297	628,256
Realized investment (losses) gains, net	(1,964,421)	851,651
Total revenues	3,486,586	6,971,114
Expenses:
Losses and loss adjustment expenses	3,185,603	3,321,676
Other underwriting expenses	2,338,904	3,500,377
Interest expense	595	1,366
Total expenses	5,525,102	6,823,419
Income (loss) before income taxes	(2,038,516)	147,695
Income tax expense (benefit)	(915,813)	55,906
Net income (loss)	$(1,122,703)	$91,789
Underwriting loss (1)	$(279,197)	$(1,130,446)
Operating income (loss)	$429,190	$(581,015)

(1)Underwriting loss excludes holding company expenses of $560,600 and $200,400 for the three months ended March 31, 2020 and 2019, respectively.

Premiums Written and Premiums Earned

The comparative changes in premiums written and premiums earned for the three months ended March 31, 2020 and 2019 are reflected in the table below.

	Three Months Ended March 31,
	2020	2019	% Difference
Premiums written:
Direct	$7,718,512	$8,197,517	-5.8%
Ceded	246,479	1,952,477	-87.4%
Premiums written, net of reinsurance	$7,472,033	$6,245,040	19.6%
Premiums earned:
Direct	$5,901,448	$6,353,380	-7.1%
Ceded	1,216,738	862,173	41.1%
Premiums earned, net of reinsurance	$4,684,710	$5,491,207	-14.7%

The decline in direct premiums written during the first quarter of 2020, compared to the same period in 2019, is primarily due to the non-renewal of prior year policies which did not satisfy our underwriting criteria.

Ceded premiums written significantly decreased during the first quarter of 2020, compared to the first quarter last year, as our ceded premiums are written based on direct premiums earned during the term of our reinsurance agreement.  In 2020, our reinsurance agreement renewed on April 1st, whereas in 2019, our reinsurance contract renewed on March 27th.  As a result, the amount of direct premiums subject to our calculation of ceded premiums written was much greater during the first quarter of 2019.

Net Investment Income

The following table sets forth our average cash and invested assets and investment income for the reported periods:

	Three Months Ended March 31,
	2020	2019
Average cash and invested assets	$121,949,666	$112,597,331
Net investment income	766,297	628,256
Annualized return on average cash and invested assets	2.51%	2.23%

Net investment income for the first quarter of 2020 was $766,297, compared to $628,256 for the first quarter of 2019.  The average monthly net investment income increased from $209,000 during the first quarter last year to $255,000 during the same period this year.

The increase in net investment income primarily reflects the increase in our cash and invested asset positions, due to proceeds from the initial public offering stock issuance on March 27, 2019.

Realized Investment (Losses) Gains, Net

Net realized investment (losses) gains for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Total loss on sales of investments	$(205,438)	$(34,946)
Unrealized (loss) gain on equity securities and other investments	(1,758,983)	886,597
Total net realized investment (losses) gains	$(1,964,421)	$851,651

The unrealized loss on equity securities for the first quarter of 2020 was temporary and primarily attributable to market volatility associated with the COVID-19 pandemic.  During the second quarter of 2020, the fair value of our equity securities increased significantly, and we sold the majority of these holdings for a modest net realized gain.  Our fixed maturity investments are available-for-sale because we may, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies.

Losses and Loss Adjustment Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended March 31,
	2020	2019
Loss and LAE ratio	68.0%	60.5%
Expense ratio (1)	38.0%	60.1%
Combined ratio	106.0%	120.6%

(1)Expense ratio excludes holding company expenses of $560,600 and $200,400 for the three months ended March 31, 2020 and 2019, respectively.

The increase in the loss and LAE ratio for the first quarter of 2020, compared to prior year, reflects a higher loss and LAE estimate for the current policy year.

The MPLI line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made and the subsequent time required to settle those claims.  Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Other Underwriting Expenses

Other underwriting expenses, including changes in deferred acquisition costs, were $2,338,904 for the first quarter of 2020, compared to $3,500,377 for the first quarter of 2019.  Positive Insurance Company pays a management fee to Diversus Management which is equal to a percentage of premiums written.  This percentage was 12% in the first quarter of 2020, compared to 25% during the first quarter last year.  Positive Insurance Company also had $391,978 in initial public offering and conversion costs that were expensed during the three months ended March 31, 2019 and are included in other underwriting expenses.  These expense reductions in the current year were partially offset by the amortization of the prepaid management fee which was not incurred during the first quarter last year.

We are required to participate in the Pennsylvania Property and Casualty Insurance Guaranty Association (“PIGA”), which was formed to pay claims on policies issued by insolvent Pennsylvania domiciled property and casualty insurers.  Each Pennsylvania domiciled property and casualty insurer pays PIGA an annual assessment based on its premiums written in Pennsylvania.

Income Tax Expense (Benefit)

The provision for income taxes for the three months ended March 31, 2020 and 2019 resulted in an income tax (benefit) expense of $(915,813) and $55,906, respectively.  The Company’s effective tax rate for both periods was 21%.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law.  The CARES Act includes certain income tax-related law changes that have a material effect on our deferred income taxes.  The most significant effect on our deferred income taxes is due to changes in the federal net operating loss (“NOL”) carryback provisions which allow us to carryback NOLs originating in 2018 and 2019 to prior tax years with corporate income tax rates of 34% (as opposed to forward to future tax years with corporate income tax rates of 21%).  As a result of this legislation, during the first quarter of 2020, we significantly reduced our NOL balance by $3,090,478, or $649,000 tax-effected, and recorded additional federal income tax refunds of $1,119,633, which resulted in an income tax benefit of $470,633.

Loss Reserves

The following tables provide case and incurred-but-not-reported reserves of Positive Insurance Company’s losses and loss adjustment expenses as of March 31, 2020 and December 31, 2019.

As of March 31, 2020

	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$32,676,232	$23,743,081	$56,419,313
Total net reserves	32,676,232	23,743,081	56,419,313
Reinsurance recoverables on unpaid claims	2,871,550	5,062,488	7,934,038
Gross reserves	$35,547,782	$28,805,569	$64,353,351

As of December 31, 2019

	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,126,567	$25,966,273	$56,092,840
Total net reserves	30,126,567	25,966,273	56,092,840
Reinsurance recoverables on unpaid claims	1,894,670	5,620,465	7,515,135
Gross reserves	$32,021,237	$31,586,738	$63,607,975

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

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments.  As such, our investment portfolio contains a high degree of liquidity, with relatively short-term and highly liquid assets, to ensure the availability of funds and to meet the demands of claim settlements and operating expenses. We also have an Investment Committee which meets regularly to discuss cash flow projections and our short-term cash needs as well as asset allocation within our investment portfolio.

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

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in) operating activities	$147,745	$(12,447,833)
Cash flows provided by investing activities	799,053	4,812,629
Cash flows (used in) provided by financing activities	(16,004)	33,601,849
Net increase in cash and cash equivalents	$930,794	$25,966,645

Cash flows from operating activities improved during the first three months of 2020, compared to prior year, primarily attributable to the payment of the $10,000,000 prepaid management fee to Diversus in 2019.  Cash flows from investing activities decreased in the first three months of 2020, compared to prior year, mainly due to additional purchases of fixed maturity securities in the current year.  The decrease in cash flows from financing activities in 2020 reflects proceeds of $33,617,080 received from the initial public offering stock issuance in March 2019.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from Positive Insurance Company and capital raising activities.  We utilize cash to pay debt obligations, taxes to the federal government, and corporate expenses.  At March 31, 2020, we had $16,786,967 of cash and short-term investments at our holding company which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and other obligations.

Our insurance subsidiary, Positive Insurance Company, is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the holding company.  In considering future dividend policy, Positive Insurance Company will consider, among other things, applicable regulatory constraints.  At March 31, 2020, Positive Insurance Company had statutory surplus of $37,669,171.

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

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments.  The fair values of these investments are subject to fluctuation in interest rates.  If we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of March 31, 2020, the average duration of our fixed maturity security investments that support the insurance reserves was approximately was 2.9 years, while the duration of our insurance reserves was slightly lower, reflecting our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.  We estimate that a 100 basis points (bps) increase in interest rates would reduce the valuation of our fixed maturity portfolio by $3,204,583 at March 31, 2020.

The following table shows the fair value and amortized cost/cost of our available-for-sale fixed maturity and equity securities:

	March 31, 2020		December 31, 2019
	Fair Value	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost
U.S. government	$9,521,739	$9,323,710	$10,751,562	$10,689,829
States, territories, and possessions	1,133,073	1,092,785	1,143,023	1,096,638
Subdivisions of states, territories, and possessions	12,675,693	12,375,653	12,822,865	12,440,863
Industrial and miscellaneous	66,471,482	67,258,447	71,030,592	69,445,114
Total fixed maturity securities	89,801,987	90,050,595	95,748,042	93,672,444
Equity securities	5,868,709	6,473,187	7,756,966	7,267,094
	$95,670,696	$96,523,782	$103,505,008	$100,939,538

The fair value of our investment portfolio declined during the first quarter of 2020, primarily attributable to market volatility associated with the COVID-19 pandemic and fluctuations in interest rates.  The total net unrealized loss on these securities at March 31, 2020 was $853,086, or nearly 1% of the amortized cost or cost basis, compared to an overall net unrealized gain of $3,230,102 at December 31, 2019.  During the second quarter of 2020, the fair value of our equity securities increased significantly, and we sold the majority of these holdings for a modest net realized gain in order to de-risk our consolidated balance sheet.

Year-to-date movements in the unrealized gain (loss) position of our fixed maturity and equity securities are as follows:

	March 31, 2020	December 31, 2019	YTD Change
Fixed maturity securities:
Unrealized gains	$1,543,691	$2,127,857	$(584,166)
Unrealized losses	(1,792,299)	(52,259)	(1,740,040)
Net fixed maturity securities unrealized (losses) gains	(248,608)	2,075,598	(2,324,206)
Equity securities:
Unrealized gains	462,161	1,493,581	(1,031,420)
Unrealized losses	(1,066,639)	(339,077)	(727,562)
Net equity securities unrealized (losses) gains	(604,478)	1,154,504	(1,758,982)
Net unrealized (loss) gain	$(853,086)	$3,230,102	$(4,083,188)

For our fixed maturity securities that were temporarily impaired at March 31, 2020 and December 31, 2019, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, are as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:
U.S. government	$—	$—	$492,985	$17,108	$492,985	$17,108
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	152,274	6,312	68,354	6,985	220,628	13,297
Industrial and miscellaneous	28,285,031	1,761,894	—	—	28,285,031	1,761,894
Total fixed maturity securities	$28,437,305	$1,768,206	$561,339	$24,093	$28,998,644	$1,792,299

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
U.S. government	$2,628,516	$8,227	$4,061,077	$30,263	$6,689,593	$38,490
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	—	—	93,000	7,470	93,000	7,470
Industrial and miscellaneous	4,773,607	5,934	350,922	365	5,124,529	6,299
Total fixed maturity securities	$7,402,123	$14,161	$4,504,999	$38,098	$11,907,122	$52,259

At March 31, 2020, we had gross unrealized losses on fixed maturity securities of $1,792,299, compared to gross unrealized losses on fixed maturity securities of $52,259 at December 31, 2019.  The increase in gross unrealized losses during the first quarter was attributable to increases in interest rates, mainly associated with our holdings in corporate bonds.  We have not observed any evidence which would lead us to believe that the entire amortized cost basis will not be recovered, and many of these positions have since improved in the second quarter.

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

Critical Accounting Policies

As of March 31, 2020, there were no material changes to our critical accounting estimates.  For a full discussion of our critical accounting estimates, refer to Item 7 in our 2019 Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The table below shows the interest rate sensitivity on our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at March 31, 2020:

Hypothetical Change in	Estimated Change	Fair
Interest Rates	in Fair Value	Value
200 basis point increase	$(6,414,556)	$83,387,431
100 basis point increase	(3,204,583)	86,597,404
No change		89,801,987
100 basis point decrease	3,187,971	92,989,958
200 basis point decrease	6,397,494	96,199,481

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective and timely at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Positive Physicians Holdings, Inc. and its wholly owned subsidiary (collectively referred to as the “Company”) are periodically subject to litigation in the normal course of its business.  Based upon information presently available to us, we do not consider any litigation to be material.  However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

The Company is filing this Form 10-Q for first quarter after the May 15, 2020 deadline otherwise applicable to such filing (the “Original Deadline”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).  The reasons why the Company could not file the Form 10-Q for first quarter on a timely basis before the Original Deadline are described below.

On May 15, 2020, the Company filed a Current Report on Form 8-K with the SEC (the “Form 8-K”) to indicate its intention to rely on the Order for a filing extension in connection with the Company’s filing of the Form 10-Q for first quarter.  Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Form 10-Q prior to the Original Deadline due to circumstances related to the coronavirus disease 2019 (COVID-19).  The Company’s operations and business have experienced disruptions due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions include, but are not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders.  The Company’s management has devoted substantial time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing all of the tasks necessary to file the Form 10-Q for first quarter by the Original Deadline.  Accordingly, the Company relied on the Order because it was unable to timely file the Form 10-Q by the Original Deadline without undue hardship and expense to the Company due to COVID-19.

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

Positive Physicians Holdings, Inc.

Date: June 22, 2020	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Date: June 22, 2020	By:	/s/ Donovan C. Augustin
Donovan C. Augustin
Chief Financial Officer