Form 10-Q
period 2020-06-30
POSITIVE PHYSICIANS HOLDINGS, INC.
filed 2020-08-14
CIK 1752039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the registrant had 3,615,500 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Positive Physicians Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Available-for-sale fixed maturity securities, at fair value	$101,517,706	$95,748,042
Equity securities, at fair value	260,915	7,756,966
Short-term investments, at fair value	249,988	1,169,472
Total investments	102,028,609	104,674,480
Cash and cash equivalents	22,867,591	20,988,081
Accrued investment income	671,412	699,087
Premiums receivable	6,590,480	7,383,876
Reinsurance recoverable	8,265,060	7,850,409
Income taxes recoverable	2,061,515	1,313,935
Unearned ceded premiums	1,923,151	1,181,345
Deferred acquisition costs	2,594,469	2,584,486
Deferred income taxes	207,071	891,584
Prepaid management fee	8,214,286	8,928,571
Other assets	276,808	124,507
Total assets	$155,700,452	$156,620,361
Liabilities and Stockholders' Equity
Liabilities
Losses and loss adjustment expenses	$63,510,324	$63,607,975
Unearned premiums	12,950,905	12,783,124
Reinsurance payable	2,926,238	1,961,653
Accounts payable, accrued expenses, and other liabilities	2,086,480	5,009,346
Note payable	32,690	64,858
Total liabilities	81,506,637	83,426,956
Stockholders' Equity
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,615,500 shares issued and outstanding	36,155	36,155
Additional paid-in capital	49,492,203	49,421,081
Retained earnings	21,331,807	22,096,447
Accumulated other comprehensive income	3,333,650	1,639,722
Total stockholders' equity	74,193,815	73,193,405
Total liabilities and stockholders' equity	$155,700,452	$156,620,361

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net premiums earned	$4,699,722	$5,327,994	$9,384,432	$10,819,201
Net investment income	648,546	766,247	1,414,843	1,394,503
Realized investment gains (losses), net	491,940	173,618	(1,472,481)	1,025,269
Total revenues	5,840,208	6,267,859	9,326,794	13,238,973
Expenses
Losses and loss adjustment expenses, net	3,195,811	4,267,440	6,381,414	7,589,116
Other underwriting expenses	2,352,947	2,785,060	4,691,851	6,285,437
Interest expense	1,260	413	1,855	1,779
Total expenses	5,550,018	7,052,913	11,075,120	13,876,332
Income (loss) before provision for income taxes	290,190	(785,054)	(1,748,326)	(637,359)
Provision for income taxes	(67,873)	(224,107)	(983,686)	(168,201)
Net income (loss)	$358,063	$(560,947)	$(764,640)	$(469,158)
Income (loss) per common share
Common stock - basic	$0.10	$(0.16)	$(0.21)	$(0.13)
Common stock - diluted	$0.10	$(0.16)	$(0.21)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$358,063	$(560,947)	$(764,640)	$(469,158)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale fixed maturity securities:
Unrealized holding gain during the period, net of income tax expense of $938,368 and $277,179 for three months ended June 30, 2020 and 2019 and $450,285 and $621,384 for six months ended June 30, 2020 and 2019, respectively	3,533,937	1,042,739	1,736,858	2,309,331
Reclassification adjustments for (gains) losses included in net income (loss), net of income tax (expense) benefit of $(1,033) and $(6) for three months ended June 30, 2020 and 2019 and $(11,412) and $7,509 for six months ended June 30, 2020 and 2019, respectively	(3,887)	(22)	(42,930)	28,248
Other comprehensive income	3,530,050	1,042,717	1,693,928	2,337,579
Comprehensive income	$3,888,113	$481,770	$929,288	$1,868,421

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Three Months Ended June 30, 2020 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, April 1, 2020	$36,155	$49,468,496	$20,973,744	$(196,400)	$70,281,995
Stock based compensation expense	—	23,707	—	—	23,707
Net income	—	—	358,063	—	358,063
Other comprehensive income	—	—	—	3,530,050	3,530,050
Balance, June 30, 2020	$36,155	$49,492,203	$21,331,807	$3,333,650	$74,193,815

	Six Months Ended June 30, 2020 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2020	$36,155	$49,421,081	$22,096,447	$1,639,722	$73,193,405
Stock based compensation expense	—	71,122	—	—	71,122
Net loss	—	—	(764,640)	—	(764,640)
Other comprehensive income	—	—	—	1,693,928	1,693,928
Balance, June 30, 2020	$36,155	$49,492,203	$21,331,807	$3,333,650	$74,193,815

	Three Months Ended June 30, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, April 1, 2019	$36,155	$49,463,760	$22,427,187	$64,846	$71,991,948
Issuance of common stock	—	(42,679)	—	—	(42,679)
Net loss	—	—	(560,947)	—	(560,947)
Other comprehensive income	—	—	-	1,042,717	1,042,717
Balance, June 30, 2019	$36,155	$49,421,081	$21,866,240	$1,107,563	$72,431,039

	Six Months Ended June 30, 2019 (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2019	$—	$15,882,835	$22,335,398	$(1,230,016)	$36,988,217
Issuance of common stock	36,155	33,538,246	—	—	33,574,401
Net loss	—	—	(469,158)	—	(469,158)
Other comprehensive income	—	—	—	2,337,579	2,337,579
Balance, June 30, 2019	$36,155	$49,421,081	$21,866,240	$1,107,563	$72,431,039

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(764,640)	$(469,158)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Deferred income taxes	234,230	(168,927)
Net realized (gain) loss on sales of investments	(49,364)	179,944
Unrealized loss (gain) on equity securities and other investments	1,521,845	(1,205,213)
Amortization of fixed maturity premiums	154,586	113,397
Depreciation and amortization expense	740,752	383,610
Stock based compensation expense	71,122	—
Changes in operating assets and liabilities:
Accrued investment income	27,675	(1,747)
Premiums receivable	793,396	2,101,019
Reinsurance recoverable	(414,651)	(1,684,074)
Income taxes recoverable	(747,580)	313
Unearned ceded premiums	(741,806)	(991,017)
Deferred acquisition costs	(9,983)	326,736
Prepaid management fee	—	(10,000,000)
Other assets	(178,769)	(74,497)
Losses and loss adjustment expenses	(97,651)	(900,573)
Unearned premiums	167,781	(448,072)
Reinsurance payable	964,585	160,454
Accounts payable, accrued expenses, and other liabilities	(2,922,866)	(1,689,520)
Net cash flows used in operating activities	(1,251,338)	(14,367,325)
Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	12,235,480	5,993,685
Proceeds from sales of equity securities and other investments	6,026,885	1,313,230
Purchases of fixed maturity securities	(15,686,197)	(5,786,607)
Purchases of equity securities	(332,624)	(534,224)
Net sales of short-term investments	919,472	300,000
Net cash flows provided by investing activities	3,163,016	1,286,084
Cash flows from financing activities
Proceeds from issuance of common stock	—	33,574,401
Payments of notes payable	(32,168)	(30,937)
Net cash flows (used in) provided by financing activities	(32,168)	33,543,464
Net change in cash and cash equivalents	1,879,510	20,462,223
Cash and cash equivalents, at beginning of period	20,988,081	3,903,620
Cash and cash equivalents, at end of period	$22,867,591	$24,365,843
Cash paid during the period for interest	$1,855	$2,261

The accompanying notes are an integral part of these consolidated financial statements.

Positive Physicians Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Investments

Investments in fixed maturity securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of related tax effects, on available-for-sale fixed maturity securities are recorded directly to accumulated other comprehensive income.  Investments in equity securities are stated at fair value and unrealized holding gains and losses are credited or charged to net income (loss) as incurred and are included in realized investment gains (losses), net in the accompanying consolidated statements of operations.

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

No one insured accounted for over 10% of premiums receivable as of June 30, 2020 and December 31, 2019 or gross written premium for the three and six months ended June 30, 2020 and 2019.  We have reinsurance contracts with various reinsurers all of whom have A.M. Best ratings of A or better or have provided collateral to secure their obligations.

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

Comprehensive Income

Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale fixed maturity securities and unrealized losses related to factors other than credit on fixed maturity securities, are reported as a separate component in the equity section in the accompanying consolidated balance sheets. Such items, along with net income (loss), are components of comprehensive income, and are reflected in the accompanying consolidated statements of comprehensive income.  Reclassifications of realized gains and losses on sales of investments out of accumulated other comprehensive income are recorded in realized investment gains (losses), net in the accompanying consolidated statements of operations.

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

Prior to March 27, 2019, PPIX, PCA, and PIPE filed separate federal income tax returns.  The Company did not recognize any interest and penalties in the accompanying consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.  PPIX, PCA, and PIPE remain subject to examination by the Internal Revenue Service for tax years 2016 through 2018 and the short stub period in 2019.  Beginning with the 2019 tax year, the Company will file a consolidated federal income tax return.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification ("ASC") and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss ("CECL") model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life.   The new CECL model is based upon expected losses rather than incurred losses.  Additionally, the credit loss recognition guidance for available-for-sale securities is amended and will require that credit losses on such debt securities should be recognized as an allowance for credit losses rather than a direct write-down of amortized cost balance.  The ASU was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which extended the effective date of adopting ASU 2016-13.  Under ASU 2019-10, ASU 2016-13 will be effective for Public Business Entities that are filers with the Securities and Exchange Commission (“SEC”), excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar year-end companies).  The Company is currently a smaller reporting company, so the Company’s expected adoption date for ASU 2016-13 is January 1, 2023.  At this time, we are evaluating the potential impact of ASU 2016-13 in the Company’s consolidated financial statements.

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

Amortized cost/cost, gross unrealized gains, gross unrealized losses, and fair value of fixed maturity securities by major security type for the results at June 30, 2020 and December 31, 2019 are as follows:

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. government	$11,359,661	$205,497	$18,101	$11,547,057
States, territories, and possessions	1,088,928	59,450	—	1,148,378
Subdivisions of states, territories, and possessions	12,290,490	495,142	6,946	12,778,686
Industrial and miscellaneous	72,558,805	3,686,060	201,280	76,043,585
Total fixed maturity securities	$97,297,884	$4,446,149	$226,327	$101,517,706

	Amortized Cost/Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. government	$10,689,829	$100,223	$38,490	$10,751,562
States, territories, and possessions	1,096,638	46,385	—	1,143,023
Subdivisions of states, territories, and possessions	12,440,863	389,472	7,470	12,822,865
Industrial and miscellaneous	69,445,114	1,591,777	6,299	71,030,592
Total fixed maturity securities	$93,672,444	$2,127,857	$52,259	$95,748,042

The table below sets forth the contractual maturity profile of our investments in fixed maturity securities at June 30, 2020 and December 31, 2019.  Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost	Fair Value
Due in less than one year	$17,075,418	$17,211,639	$8,570,607	$8,584,991
Due after one year to five years	58,599,281	61,398,223	59,713,323	60,844,219
Due after five years to ten years	21,091,272	22,320,449	24,656,702	25,539,400
Due after ten years	531,913	587,395	731,812	779,432
	$97,297,884	$101,517,706	$93,672,444	$95,748,042

Realized gains and losses are determined using the specific identification method. During the three and six months ended June 30, 2020 and 2019, proceeds from maturities and sales and gross realized gains and losses on securities and other investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds	$10,748,023	$2,329,834	$18,262,365	$7,306,915
Gross gains	771,306	41,207	823,155	59,898
Gross losses	516,504	186,205	773,791	239,842

The components of net realized investment gains (losses) for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on sales of fixed maturity securities	$3,887	$22	$42,930	$(28,248)
Gain (loss) on sales of equity securities and other investments	250,915	(145,020)	6,434	(151,696)
Total gain (loss) on sales of investments	254,802	(144,998)	49,364	(179,944)
Unrealized gain (loss) on equity securities and other investments	237,138	318,616	(1,521,845)	1,205,213
Total net realized investment gains (losses)	$491,940	$173,618	$(1,472,481)	$1,025,269

The components of net investment income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturity securities	$593,377	$561,161	$1,245,052	$1,126,231
Cash and short-term investments	50,745	154,571	137,241	177,584
Equity securities	23,841	76,383	72,605	143,119
Other income	7,125	5,250	14,250	13,750
	675,088	797,365	1,469,148	1,460,684
Less investment expenses	26,542	31,118	54,305	66,181
Net investment income	$648,546	$766,247	$1,414,843	$1,394,503

The following tables show fair value and gross unrealized losses of our fixed maturity investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:
U.S. government	$3,670,584	$945	$444,584	$17,156	$4,115,168	$18,101
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	—	—	68,379	6,946	68,379	6,946
Industrial and miscellaneous	4,947,932	201,280	—	—	4,947,932	201,280
Total fixed maturity securities	$8,618,516	$202,225	$512,963	$24,102	$9,131,479	$226,327

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
U.S. government	$2,628,516	$8,227	$4,061,077	$30,263	$6,689,593	$38,490
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	—	—	93,000	7,470	93,000	7,470
Industrial and miscellaneous	4,773,607	5,934	350,922	365	5,124,529	6,299
Total fixed maturity securities	$7,402,123	$14,161	$4,504,999	$38,098	$11,907,122	$52,259

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

For the six months ended June 30, 2020 and 2019, we determined that none of our fixed maturity securities were other-than-temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at June 30, 2020:

	Total	Level 1	Level 2	Level 3
U.S. government	$11,547,057	$—	$11,547,057	$—
States, territories, and possessions	1,148,378	—	1,148,378	—
Subdivisions of states, territories and possessions	12,778,686	—	12,778,686	—
Industrial and miscellaneous	76,043,585	—	76,043,585	—
Total fixed maturity securities	101,517,706	—	101,517,706	—
Equity securities	260,915	260,915	—	—
	$101,778,621	$260,915	$101,517,706	$—

The table below presents the level within the fair value hierarchy generally utilized by us to estimate the fair value of assets disclosed on a recurring basis at December 31, 2019:

	Total	Level 1	Level 2	Level 3
U.S. government	$10,751,562	$—	$10,751,562	$—
States, territories, and possessions	1,143,023	—	1,143,023	—
Subdivisions of states, territories and possessions	12,822,865	—	12,822,865	—
Industrial and miscellaneous	71,030,592	—	71,030,592	—
Total fixed maturity securities	95,748,042	—	95,748,042	—
Equity securities	7,756,966	7,756,966	—	—
	$103,505,008	$7,756,966	$95,748,042	$—

6.	Deferred Acquisition Costs

The following table summarizes the movements in deferred acquisition costs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$2,968,462	$4,690,104	$2,584,486	$3,985,193
Amount capitalized during the period	227,097	933,145	1,920,875	3,760,410
Amount amortized during the period	601,090	1,964,792	1,910,892	4,087,146
Balance, end of period	$2,594,469	$3,658,457	$2,594,469	$3,658,457

7.	Reinsurance

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

We generally do not assume risks from other insurance companies.  However, we could be required by statute to participate in guaranty funds, which are formed to pay claims on policies issued by insolvent property and casualty insurers domiciled in certain states, such as Pennsylvania.  This participation, where applicable, requires us to pay an annual assessment based on our premiums written and determined on a market share basis.  As of June 30, 2020, our participation was not material.

The effect of reinsurance on premiums written, amounts earned, and losses incurred for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Premiums written:
Direct	$3,515,340	$3,783,325	$11,233,852	$11,980,842
Ceded	2,176,966	648,254	2,423,445	2,600,731
Premiums written, net of reinsurance	$1,338,374	$3,135,071	$8,810,407	$9,380,111
Premiums earned:
Direct	$5,164,623	$6,075,535	$11,066,071	$12,428,915
Ceded	464,901	747,541	1,681,639	1,609,714
Premiums earned, net of reinsurance	$4,699,722	$5,327,994	$9,384,432	$10,819,201
Losses and loss adjustment expenses incurred:
Direct	$3,470,626	$6,365,077	$7,436,399	$10,276,266
Ceded	274,815	2,097,637	1,054,985	2,687,150
Losses and loss adjustment expenses incurred, net of reinsurance	$3,195,811	$4,267,440	$6,381,414	$7,589,116

8.	Losses and Loss Adjustment Expenses

At June 30, 2020, the Company estimated that its liability for unpaid losses and loss adjustment expenses (“LAE”) for all insurance policies and reinsurance contracts issued by its insurance business was $63,510,324.  This amount included estimated losses from claims plus estimated expenses to settle claims.  This estimate also included estimated amounts for losses occurring on or prior to June 30, 2020 that had not yet been reported to the Company.  At June 30, 2020, the Company also estimated that its reinsurance recoverable on unpaid claims was $7,424,458.

Management believes that its unpaid losses and LAE are fairly stated at June 30, 2020.  However, estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates, assumptions and judgments using data currently available.  As additional experience and data become available regarding claims payment and reporting patterns, legal and legislative developments, judicial theories of liability, changes in social attitudes and economic conditions, the estimates are revised accordingly.  Original estimates are also increased or decreased, as additional information becomes known regarding individual claims.  If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2020, then the related adjustments could have a material adverse impact on the Company’s financial condition, results of operations and liquidity.

Positive Insurance Company uses a combination of the Actual versus Expected Method, Bornhuetter-Ferguson Method, Expected Loss Ratio Method, Frequency/Severity Method, and the Incurred Loss Development Method in order to estimate its liability for losses and LAE.  There were no significant changes in the methodologies and assumptions used to develop the liabilities for losses and LAE during the six months ended June 30, 2020.

9.	Income Taxes

At June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions.  No interest and penalties were recognized during the six months ended June 30, 2020 and 2019.

At June 30, 2020 and December 31, 2019, the Company had unused net operating loss (“NOL”) carryforwards of $1,133,600 and $3,600,298, respectively, which will begin to expire in 2038, if unused.  The Company’s remaining unused NOLs that were generated prior to the conversions and merger in 2019 are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year. The Company’s NOL balance at June 30, 2020 primarily consists of taxable losses that were generated by the holding company in 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law.  The CARES Act includes certain income tax-related law changes that have a material effect on the Company’s deferred income taxes.  The most significant effect on the Company’s deferred income taxes is due to changes in the federal net operating loss carryback provisions which allow the Company to carryback NOLs originating in 2018 and 2019 to prior tax years with corporate income tax rates of 34% (as opposed to forward to future tax years with corporate income tax rates of 21%).  As a result of this legislation, during the first six months of 2020, the Company significantly reduced its NOL balance by $2,969,550, or $623,606 tax-effected, and recorded additional federal income tax refunds of $1,205,964.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the Company’s deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), tax planning strategies, and projected future taxable income in making this assessment.  At June 30, 2020 and December 31, 2019, management determined that it was more likely than not that all of the deferred tax assets will be realized by the Company in future years.  Accordingly, the Company did not record a valuation allowance against its deferred tax assets at June 30, 2020 and December 31, 2019.

10.	Agreements with Diversus

Positive Insurance Company has a management agreement with Diversus Management, whereby Diversus Management provides administrative services to Positive Insurance Company in exchange for fees based on a percentage of Positive Insurance Company’s gross written premium, less return premium. Under the current agreement, which became effective March 27, 2019, Diversus Management earns management fees at 12%.  Diversus Management may also earn quarterly performance management fees based on Positive Insurance Company’s combined ratio and net earned premiums. No quarterly performance fees were payable under the terms of the agreement at June 30, 2020.

Management fees are recorded in other underwriting expenses in the consolidated statements of operations.  The Company incurred management fees for the respective periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$823,577	$887,322	$2,142,988	$2,936,702

In connection with the execution of the existing management agreement with Diversus Management, the Company paid Diversus $10,000,000 to execute the agreement. Such payment is presented as prepaid management fee in the accompanying consolidated balance sheets and is amortized on a straight-line basis over a period of seven years.  For each of the three months ended June 30, 2020 and 2019, the Company incurred amortization expense of $357,143.  For the six months ended June 30, 2020 and 2019, the Company incurred amortization expense of $714,285 and $357,143, respectively.  These amounts are recorded in other underwriting expenses in the consolidated statements of operations and included as part of both the current and prior year amounts disclosed in the table above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Claims processing and risk management services	$402,875	$408,875	$795,450	$808,250

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commissions	$16,133	$-	$78,206	$77,850

The Company and Diversus entered into a loan agreement dated March 27, 2019 to provide a $6,000,000 credit facility to Diversus for working capital purposes.  The Company terminated the loan agreement on May 19, 2020.  There was no outstanding balance on the credit facility prior to the termination of the loan agreement.

11.	Common Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value common stock.  In connection with the completion of the initial public offering on March 27, 2019, 3,615,500 shares of the Company’s common stock were issued. At June 30, 2020, 3,615,500 shares of common stock remain issued and outstanding.

On September 27, 2019, the Company granted its Chief Executive Officer options to purchase 216,930 shares of common stock at an exercise price of $12.01 per share, which was the closing sale price of the Company’s common stock on the date the options were granted. Of the total options, 108,465 shares will vest in equal monthly installments over a three-and-one-half year period following September 27, 2019, and the remaining 108,465 shares will vest upon the achievement by the Company of certain milestones.  All vested option shares shall be exercisable for eight years from the date of vesting.  The stock-based compensation expense recorded by the Company during the three and six months ended June 30, 2020 was $23,707 and $71,122, respectively.

The holding company has cash and other liquid assets aggregating $15,824,903 at June 30, 2020.  The holding company’s principal source of future liquidity will be dividend payments from Positive Insurance Company, which is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the Company.

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

As discussed in Note 1, the conversions of PPIX, PCA, and PIPE to stock insurance companies and the simultaneous acquisition of these companies resulted in the issuance of the Company’s common stock as of March 27, 2019.  The basic weighted average number of common shares outstanding was 3,615,500 for the three and six months ended June 30, 2020 and 2019.  For the period prior to the date of the conversions, the net common shares issued in the initial public offering were assumed to be outstanding since January 1, 2019.

The following table presents a reconciliation of the numerators and denominators that were used in the basic and diluted per share computations for the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per common share:
Numerator:
Net income (loss)	$358,063	$(560,947)	$(764,640)	$(469,158)
Denominator:
Weighted average shares outstanding	3,615,500	3,615,500	3,615,500	3,615,500
Basic earnings per common share	$0.10	$(0.16)	$(0.21)	$(0.13)

Diluted earnings per common share:
Numerator:
Net income (loss)	$358,063	$(560,947)	$(764,640)	$(469,158)
Denominator:
Weighted average shares outstanding - basic	3,615,500	3,615,500	3,615,500	3,615,500
Add: vested stock options	23,243	—	23,243	—
Number of shares used in diluted computation	3,638,743	3,615,500	3,638,743	3,615,500
Diluted earnings per common share	$0.10	$(0.16)	$(0.21)	$(0.13)

13.	COVID-19

The Company’s operations and business have experienced disruptions due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions include, but are not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders that were in force.  The Company’s management has devoted substantial time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters.

As a result of the COVID-19 pandemic, the Company has seen premium decreases due to policy endorsements associated with doctors electing to work part time, take a leave of absence or retire.  In addition, some of our insureds have elected to temporarily change their areas of practice and/or specialties.  For example, a doctor may choose to drop from orthopedic surgery to office-only status due to the lack of elective surgeries.  The Company has received notification for such requests from our policyholders which went into effect on June 30, 2020 and necessary reimbursements or credits against future payments have been applied.  During the second quarter, the Company recorded approximately $160,000 in return premium adjustments, or reductions in direct premiums written, associated with these policy endorsements.

In terms of collections, prior to the pandemic, the Company’s policy was to cancel any insurance policies for which premiums had not been received within 60 days subsequent to policy effective date, with notice of intent to cancel sent to the insured after 30 days post-inception date, or post-payment due date.  As a result of COVID-19, the Company has updated this policy and suspended cancellations of insurance contracts resulting from non-payment of premium and deferred payments until June 30, 2020 for invoices due after April 1, 2020.  Due to this change in policy, the Company recorded an allowance for uncollectible premium of approximately $150,000 at June 30, 2020 based on the aging of outstanding premiums receivable.

14.	Subsequent Events

On August 1, 2020, the Company’s independent registered public accounting firm changed its name from Baker Tilly Virchow Krause, LLP to Baker Tilly US, LLP.

On May 18, 2020, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the Nasdaq Capital Market.  On August 5, 2020, the Company filed with the SEC a Form 25, notification to voluntarily delist from the Nasdaq Capital Market, after announcing its intention on July 27, 2020 and that it anticipates that its common stock will be quoted on the OTCQX Best Market following the Nasdaq delisting.  The delisting will be effective August 17, 2020 at which time the Company’s stock will begin trading on the OTCQX Best Market.  The Company’s stock will continue to trade under the symbol, PPHI.

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

In addition to pricing increases, we intend to achieve further premium growth with our expansion into new states.  Positive Insurance Company was admitted into Texas in November 2019 and is currently in the process of obtaining approval on premium rates before we can begin writing business there.  We are also currently in the process of obtaining licenses to write business in the states of California, Florida and Georgia.

Effects of COVID-19

Our operations and business have experienced disruptions due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions include, but are not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders that were in force.  Our management has devoted substantial time and attention to assessing the potential impact of COVID-19 and those events on our operations and financial position and developing operational and financial plans to address those matters.

As a result of the COVID-19 pandemic, we have seen premium decreases due to policy endorsements associated with doctors electing to work part time, take a leave of absence or retire.  In addition, some of our insureds have elected to temporarily change their areas of practice and/or specialties.  For example, a doctor may choose to drop from orthopedic surgery to office-only status due to the lack of elective surgeries.  We have received notification for such requests from our policyholders which went into effect on June 30, 2020 and necessary reimbursements or credits against future payments have been applied.  During the second quarter, we recorded approximately $160,000 in return premium adjustments, or reductions in direct premiums written, associated with these policy endorsements.

In terms of collections, prior to the pandemic, our policy was to cancel any insurance policies for which premiums had not been received within 60 days subsequent to policy effective date, with notice of intent to cancel sent to the insured after 30 days post-inception date, or post-payment due date.  As a result of COVID-19, we have updated this policy and suspended cancellations of insurance contracts resulting from non-payment of premium and deferred payments until June 30, 2020 for invoices due after April 1, 2020.  The amount of premium payment deferrals is approximately $950,000.  Also, due to this change in policy, we recorded an allowance for uncollectible premium of approximately $150,000 at June 30, 2020 based on the aging of outstanding premiums receivable.  Dependent upon the extent to which our policyholders’ own businesses have been impacted by the pandemic, our collection of premiums against current in-force policies could be significantly impacted.

With respect to claims, our policyholder base mainly consists of physicians, their corporations and medical groups.  During the COVID-19 pandemic, on-site visits to doctors have declined and been replaced by an increase in telehealth/virtual office visits.  Since the COVID-19 pandemic resulted in government-issued work from home orders, although we have seen the number of new claims reported during the second quarter decline, it is unclear if this is from the closure of courts during this period of time or due to other factors.  In general, our expectation is that the frequency of new claims reported regarding medical rendered during this time period will decrease.  As to actual claims relating to COVID-19 exposures, we anticipate that the number of claims will be minimal.  Unless some unforeseen fact pattern is established, we expect that the difficulty of establishing the source of a COVID-19 exposure, as well as the heroic efforts of healthcare providers, will serve to make such claims unattractive to both patients and their counsel.  We do not anticipate our loss and LAE ratios to be impacted.  However, this view could change in the future depending on the duration of the pandemic and if the lower frequency of new claims reported becomes a trend.

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

Premiums earned are the earned portion of net premiums written.  Gross premiums written include all premiums recorded by an insurance company during a specified policy period.  Insurance premiums on MPLI policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies.  At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and recognized as revenue in subsequent periods over the remaining term of the policy.  The policies written by Positive Insurance Company typically have a term of twelve months.  Thus, for example, for a policy that is written on July 1, 2020, one-half of the premiums would be earned in 2020 and the other half would be earned in 2021.

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

We reported net income of $358,063 for the second quarter of 2020, compared to a net loss of $560,947 for the second quarter of 2019.  The improvement for second quarter in 2020 is due to better underwriting results and additional realized investment gains.  For the first six months, we had net losses of $764,640 in the current year, compared to $469,158 in prior year.  The year-to-date results reflect realized investment losses in 2020, compared to gains in 2019, mainly due to fluctuations in the unrealized position on our equity securities, which was largely offset by improved underwriting results in 2020.

For the second quarter, operating losses were $30,570 in 2020, compared to $698,105 in 2019.  For the first six months, we had operating income of $398,620 in the current year, compared to an operating loss of $1,279,121 last year.  The increases in our operating results for both periods, compared to prior year, largely reflect improvement in our underwriting profitability.

Total revenues were $5,840,208 in the second quarter of 2020, compared to $6,267,859 for the same period last year.  Total revenues were $9,326,794 for the first six months of 2020, compared to $13,238,973 for the first half of 2019.  The decline in revenues during the first six months of 2020, compared to the first six months in 2019, primarily reflects unrealized losses on equity securities recognized in current year in contrast to unrealized gains recorded in prior year.  The decreases for both the second quarter and first six months of 2020, compared to the same periods in 2019, also reflect lower net premiums earned.

The major components of consolidated revenues and pre-tax income (loss) for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$4,699,722	$5,327,994	$9,384,432	$10,819,201
Net investment income	648,546	766,247	1,414,843	1,394,503
Realized investment gains (losses), net	491,940	173,618	(1,472,481)	1,025,269
Total revenues	5,840,208	6,267,859	9,326,794	13,238,973
Expenses:
Losses and loss adjustment expenses	3,195,811	4,267,440	6,381,414	7,589,116
Other underwriting expenses	2,352,947	2,785,060	4,691,851	6,285,437
Interest expense	1,260	413	1,855	1,779
Total expenses	5,550,018	7,052,913	11,075,120	13,876,332
Income (loss) before income taxes	290,190	(785,054)	(1,748,326)	(637,359)
Income tax benefit	(67,873)	(224,107)	(983,686)	(168,201)
Net income (loss)	$358,063	$(560,947)	$(764,640)	$(469,158)
Underwriting loss (1)	$(223,400)	$(1,159,770)	$(502,598)	$(2,290,214)
Operating income (loss)	$(30,570)	$(698,105)	$398,620	$(1,279,121)
(1)

Underwriting loss excludes holding company expenses of $625,600 and $564,700 for the three months ended June 30, 2020 and 2019, and $1,186,200 and $765,100 for the six months ended June 30, 2020 and 2019, respectively.

Premiums Written and Premiums Earned

The comparative changes in premiums written and premiums earned for the three months ended June 30, 2020 and 2019 are reflected in the table below.

	Three Months Ended June 30,
	2020	2019	% Change
Premiums written:
Direct	$3,515,340	$3,783,325	-7.1%
Ceded	2,176,966	648,254	235.8%
Premiums written, net of reinsurance	$1,338,374	$3,135,071	-57.3%
Premiums earned:
Direct	$5,164,623	$6,075,535	-15.0%
Ceded	464,901	747,541	-37.8%
Premiums earned, net of reinsurance	$4,699,722	$5,327,994	-11.8%

The comparative changes in premiums written and premiums earned for the six months ended June 30, 2020 and 2019 are reflected in the table below.

	Six Months Ended June 30,
	2020	2019	% Change
Premiums written:
Direct	$11,233,852	$11,980,842	-6.2%
Ceded	2,423,445	2,600,731	-6.8%
Premiums written, net of reinsurance	$8,810,407	$9,380,111	-6.1%
Premiums earned:
Direct	$11,066,071	$12,428,915	-11.0%
Ceded	1,681,639	1,609,714	4.5%
Premiums earned, net of reinsurance	$9,384,432	$10,819,201	-13.3%

The decline in direct premiums written during the first six months of 2020, compared to the same period in 2019, is primarily due to the non-renewal of prior year policies which did not satisfy our underwriting criteria.  In addition, the decreases in both second quarter and first six months of 2020 were impacted by return premium adjustments associated with policy endorsements related to the COVID-19 pandemic.

Ceded premiums written significantly increased during the second quarter of 2020, compared to the second quarter last year, as our ceded premiums are written based on direct premiums earned during the term of our reinsurance agreement.  In 2020, our reinsurance agreement renewed on April 1st, whereas in 2019, our reinsurance contract renewed on March 27th.  As a result, the amount of direct premiums subject to our calculation of ceded premiums written was much greater during the second quarter of 2020.  The decrease in ceded premiums written during the first six months of 2020, compared to the same period in 2019, correlates with the decline in direct premiums written.

Net Investment Income

The following table sets forth our average cash and invested assets and investment income for the reported periods:

	Six Months Ended June 30,
	2020	2019
Average cash and invested assets	$125,279,381	$112,326,218
Net investment income	1,414,843	1,394,503
Annualized return on average cash and invested assets	2.26%	2.48%

Net investment income for the first six months of 2020 was $1,414,843, compared to $1,394,503 for the first six months of 2019.  The average monthly net investment income increased modestly from $232,000 during the first six months last year to $236,000 during the same period this year.

The increase in net investment income primarily reflects the increase in our cash and invested asset positions, due to proceeds from the initial public offering stock issuance on March 27, 2019, partially offset by lower investment yields in the current year.

Realized Investment Gains (Losses), Net

Net realized investment gains (losses) for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total gain (loss) on sales of investments	$254,802	$(144,998)	$49,364	$(179,944)
Unrealized gain (loss) on equity securities and other investments	237,138	318,616	(1,521,845)	1,205,213
Total net realized investment gains (losses)	$491,940	$173,618	$(1,472,481)	$1,025,269

The unrealized loss on equity securities during the first six months of 2020 primarily reflects the market volatility associated with the COVID-19 pandemic.  During the second quarter, we sold the majority of these equity holdings for a modest net realized gain following a partial recovery in corresponding fair values.  Our fixed maturity investments are available-for-sale because we may, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies.

Losses and Loss Adjustment Expenses

The components of the GAAP combined ratios were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss and LAE ratio	68.0%	80.1%	68.0%	70.1%
Expense ratio (1)	36.8%	41.7%	37.4%	51.0%
Combined ratio	104.8%	121.8%	105.4%	121.1%
(1)

Expense ratio excludes holding company expenses of $625,600 and $564,700 for the three months ended June 30, 2020 and 2019, and $1,186,200 and $765,100 for the six months ended June 30, 2020 and 2019, respectively.

The decrease in the loss and LAE ratios for the second quarter and first six months of 2020, compared to the same periods in 2019, primarily reflects a lower loss and LAE estimate for the current policy year.

The MPLI line of business is prone to variability in the loss reserving process due to the extended period of time during which claims can be made and the subsequent time required to settle those claims.  Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Other Underwriting Expenses

Other underwriting expenses, including changes in deferred acquisition costs, decreased to $2,352,947 for the second quarter of 2020, compared to $2,785,060 for the second quarter of 2019, and decreased to $4,691,851 during the first six months of 2020, compared to $6,285,437 for the same period in 2019.  Positive Insurance Company pays a management fee to Diversus Management which is equal to a percentage of premiums written.  This percentage was reduced from 25% to 12%, effective March 27, 2019.  Positive Insurance Company also incurred $371,000 in initial public offering and conversion costs during the first half of 2019, mainly in the first quarter, which are included in other underwriting expenses.  These expense reductions during the first six months of 2020 were partially offset by the amortization of the prepaid management fee which was not incurred in the first quarter last year.

The decrease in other underwriting expenses on a quarter-to-date basis is primarily due to a lower amortization of deferred acquisition costs in the current year, which reflects the prior year reduction in the management fee percentage noted above.

Income Tax Expense (Benefit)

The provision for income taxes for the three and six months ended June 30, 2020 resulted in income tax benefits of $67,873 and $983,686, respectively, compared to income tax benefits of $224,107 and $168,201 for the same periods in 2019.  The Company’s effective tax rate for both years was 21%.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law.  The CARES Act includes certain income tax-related law changes that have a material effect on our deferred income taxes.  The most significant effect on our deferred income taxes is due to changes in the federal net operating loss (“NOL”) carryback provisions which allow us to carryback NOLs originating in 2018 and 2019 to prior tax years with corporate income tax rates of 34% (as opposed to forward to future tax years with corporate income tax rates of 21%).  As a result of this legislation, during the first six months of 2020, we significantly reduced our NOL balance by $2,969,550, or $623,606 tax-effected, and recorded additional federal income tax refunds of $1,205,964, which resulted in an income tax benefit of $582,358.

Loss Reserves

The following tables provide case and incurred-but-not-reported reserves of Positive Insurance Company’s losses and loss adjustment expenses as of June 30, 2020 and December 31, 2019.

As of June 30, 2020

	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$34,648,805	$21,437,061	$56,085,866
Total net reserves	34,648,805	21,437,061	56,085,866
Reinsurance recoverables on unpaid claims	2,498,603	4,925,855	7,424,458
Gross reserves	$37,147,408	$26,362,916	$63,510,324

As of December 31, 2019

	Case Reserves	IBNR Reserves	Total Reserves
Medical professional liability	$30,126,567	$25,966,273	$56,092,840
Total net reserves	30,126,567	25,966,273	56,092,840
Reinsurance recoverables on unpaid claims	1,894,670	5,620,465	7,515,135
Gross reserves	$32,021,237	$31,586,738	$63,607,975

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

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities	$(1,251,338)	$(14,367,325)
Cash flows provided by investing activities	3,163,016	1,286,084
Cash flows (used in) provided by financing activities	(32,168)	33,543,464
Net increase in cash and cash equivalents	$1,879,510	$20,462,223

Cash flows from operating activities improved during the first six months of 2020, compared to prior year, primarily attributable to the payment of the $10,000,000 prepaid management fee to Diversus in 2019.  Cash flows from investing activities increased in the first six months of 2020, compared to prior year, mainly due to additional sales of equity securities in the current year.  The decrease in cash flows from financing activities in 2020 reflects proceeds of $33,574,401 received from the initial public offering stock issuance in March 2019.

At the holding company level, our primary sources of liquidity are dividends and tax payments received from Positive Insurance Company and capital raising activities.  We utilize cash to pay debt obligations, taxes to the federal government, and corporate expenses.  At June 30, 2020, we had $15,824,903 of cash and short-term investments at our holding company which we believe, combined with our other capital sources, will continue to provide us with sufficient funds to meet our foreseeable ongoing expenses and other obligations.

Our insurance subsidiary, Positive Insurance Company, is restricted by the insurance laws and regulations of the Commonwealth of Pennsylvania as to the amount of dividends or other distributions it may pay to the holding company.  In considering future dividend policy, Positive Insurance Company will consider, among other things, applicable regulatory constraints.  At June 30, 2020, Positive Insurance Company had statutory surplus of $39,027,224.

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

We have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claims payments.  The fair values of these investments are subject to fluctuation in interest rates.  If we decide or are required in the future to sell securities in a rising interest rate environment, then we would expect to incur losses from such sales.  As of June 30, 2020, the average duration of our fixed maturity security investments that support the insurance reserves was approximately was 2.7 years, while the duration of our insurance reserves was slightly lower, reflecting our decision to maintain longer asset duration in order to enhance overall yield, while maintaining a high overall credit quality.  We estimate that a 100 basis points (bps) increase in interest rates would reduce the valuation of our fixed maturity portfolio by $3,622,658 at June 30, 2020.

The following table shows the fair value and amortized cost/cost of our available-for-sale fixed maturity and equity securities:

	June 30, 2020		December 31, 2019
	Fair Value	Amortized Cost/Cost	Fair Value	Amortized Cost/Cost
U.S. government	$11,547,057	$11,359,661	$10,751,562	$10,689,829
States, territories, and possessions	1,148,378	1,088,928	1,143,023	1,096,638
Subdivisions of states, territories, and possessions	12,778,686	12,290,490	12,822,865	12,440,863
Industrial and miscellaneous	76,043,585	72,558,805	71,030,592	69,445,114
Total fixed maturity securities	101,517,706	97,297,884	95,748,042	93,672,444
Equity securities	260,915	628,256	7,756,966	6,602,462
	$101,778,621	$97,926,140	$103,505,008	$100,274,906

The fair value of our investment portfolio increased during the second quarter of 2020, primarily due to unrealized appreciation in our fixed maturity securities, mainly corporate bonds, which resulted from declining interest rates.  We also sold the majority of our equity securities during the second quarter for a modest net realized gain in order to de-risk our consolidated balance sheet.  The total net unrealized gain on our investment portfolio at June 30, 2020 was $3,852,481, or nearly 4% of the amortized cost or cost basis, compared to an overall net unrealized gain of $3,230,102 at December 31, 2019.

Year-to-date movements in the unrealized gain (loss) position of our fixed maturity and equity securities are as follows:

	June 30, 2020	December 31, 2019	YTD Change
Fixed maturity securities:
Unrealized gains	$4,446,149	$2,127,857	$2,318,292
Unrealized losses	(226,327)	(52,259)	(174,068)
Net fixed maturity securities unrealized gains	4,219,822	2,075,598	2,144,224
Equity securities:
Unrealized gains	—	1,493,581	(1,493,581)
Unrealized losses	(367,341)	(339,077)	(28,264)
Net equity securities unrealized (losses) gains	(367,341)	1,154,504	(1,521,845)
Net unrealized gain	$3,852,481	$3,230,102	$622,379

For our fixed maturity securities that were temporarily impaired at June 30, 2020 and December 31, 2019, the length of time that such securities were in an unrealized loss position, as measured by their month-end fair value, are as follows:

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:
U.S. government	$3,670,584	$945	$444,584	$17,156	$4,115,168	$18,101
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	—	—	68,379	6,946	68,379	6,946
Industrial and miscellaneous	4,947,932	201,280	—	—	4,947,932	201,280
Total fixed maturity securities	$8,618,516	$202,225	$512,963	$24,102	$9,131,479	$226,327

	Less than 12 months		12 months or longer		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
U.S. government	$2,628,516	$8,227	$4,061,077	$30,263	$6,689,593	$38,490
States, territories, and possessions	—	—	—	—	—	—
Subdivisions of states, territories, and possessions	—	—	93,000	7,470	93,000	7,470
Industrial and miscellaneous	4,773,607	5,934	350,922	365	5,124,529	6,299
Total fixed maturity securities	$7,402,123	$14,161	$4,504,999	$38,098	$11,907,122	$52,259

At June 30, 2020, we had gross unrealized losses on fixed maturity securities of $226,327, compared to gross unrealized losses on fixed maturity securities of $52,259 at December 31, 2019.  The increase in gross unrealized losses during the first six months of 2020 was attributable to increases in interest rates, mainly associated with our holdings in certain corporate bonds.  We have not observed any evidence which would lead us to believe that the entire amortized cost basis will not be recovered.

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

Critical Accounting Policies

As of June 30, 2020, there were no material changes to our critical accounting estimates.  For a full discussion of our critical accounting estimates, refer to Item 7 in our 2019 Form 10-K.

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

As a result of the restrictions put in place to address COVID-19 and the related economic downturn, the Company has experienced business disruptions including, but not limited to, office closures and difficulties in maintaining operational continuance during remote operations required by illness, social quarantining, and work from home orders that were in force.  The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy.  While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Fluctuations in near-term interest rates could impact our results of operations and operating cash flows. Certain of these securities may have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment, then we may recognize losses.

As a general matter, we attempt to match the durations of our assets with the durations of our liabilities. Our investment objectives include maintaining adequate liquidity to meet our operational needs and optimizing our after-tax investment income and our after-tax total return, all of which are subject to our tolerance for risk.

The table below shows the interest rate sensitivity on our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at June 30, 2020:

Hypothetical Change in	Estimated Change	Fair
Interest Rates	in Fair Value	Value
200 basis point increase	$(7,251,410)	$94,266,296
100 basis point increase	(3,622,658)	97,895,048
No change		101,517,706
100 basis point decrease	3,603,879	105,121,585
200 basis point decrease	7,232,121	108,749,827

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that required information is recorded, processed, summarized, and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective and timely at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not required

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

Positive Physicians Holdings, Inc.

Date: August 14, 2020	By:	/s/ Lewis S. Sharps, M.D.
Lewis S. Sharps, M.D.
President and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Donovan C. Augustin
Donovan C. Augustin
Chief Financial Officer